Form 10QSB
period 1996-05-31
IPI INC
filed 1996-07-12
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996.


[ ]      Transition report under Section 13 or 15(d) of the Exchange Act.

         For the transition period from _______________ to _______________



Commission file number         0-23902


                                    IPI, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


            MINNESOTA                                    41-1449312
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

                             15155 TECHNOLOGY DRIVE
                             EDEN PRAIRIE, MN 55344
                    (Address of Principal Executive Offices)


                                 (612) 975-6200
                (Issuer's Telephone Number, Including Area Code)


                                 NOT APPLICABLE
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__     No _____


         As of July 10, 1996, there were 4,734,087 Common Shares outstanding.



                                    IPI, INC.
                                Table of Contents


                                                                          Page

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations for the
          Three Months and Six Months Ended May 31, 1996 and
          1995.                                                              3

          Condensed Consolidated Balance Sheets as of May 31,
          1996 and November 30, 1995.                                        4

          Condensed Consolidated Statements of Cash Flows for the
          Six Months ended May 31, 1996 and 1995.                            5

          Notes to Condensed Consolidated Financial Statements.              6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                       7-8



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  9

Item 2.   Changes in Securities                                              9

Item 3.   Defaults Upon Senior Securities                                    9

Item 4.   Submission of Matters to Vote of Security Holders                  9

Item 5.   Other Information                                                  9

Item 6.   Exhibits and Reports of Form 8-K                                   9

Signatures                                                                  10



PART I.  FINANCIAL INFORMATION
ITEM 1.

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended              Six Months Ended
                                                              May 31,                        May 31,
                                                     --------------------------    --------------------------
                                                        1996           1995           1996           1995
                                                     -----------    -----------    -----------    -----------
REVENUES:
     Royalty fees                                    $ 1,097,000    $   959,000    $ 2,005,000    $ 1,811,000
     Printing equipment, supplies and services         1,309,000      1,249,000      2,549,000      2,578,000
     Finance and other income                            394,000        281,000        524,000        421,000
                                                     -----------    -----------    -----------    -----------

     Total Revenues                                    2,800,000      2,489,000      5,078,000      4,810,000
                                                     -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
     Cost of sales                                     1,074,000      1,024,000      2,115,000      2,151,000
     Selling, general and administrative expenses        971,000        800,000      1,702,000      1,495,000
     Amortization of goodwill                             57,000         34,000        115,000         68,000
                                                     -----------    -----------    -----------    -----------

     Total costs and expenses                          2,102,000      1,858,000      3,932,000      3,714,000
                                                     -----------    -----------    -----------    -----------

     Income before provision for income taxes            698,000        631,000      1,146,000      1,096,000

PROVISION FOR INCOME TAXES                              (258,000)      (250,000)      (424,000)      (433,000)
                                                     -----------    -----------    -----------    -----------

NET INCOME                                           $   440,000    $   381,000    $   722,000    $   663,000
                                                     ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE                          $      0.09    $      0.08    $      0.15    $      0.14
                                                     ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON SHARE
     EQUIVALENTS OUTSTANDING
                                                       4,734,000      4,634,000      4,734,000      4,634,000
                                                     ===========    ===========    ===========    ===========


  The accompanying notes are an integral part of these consolidated statements.



                           IPI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   May 31,1996     November 30,
                                                                   (Unaudited)         1995
                                                                   ------------    ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                     $    807,000    $    575,000
     Short-term investments                                           2,573,000       2,648,000
     Trade accounts receivable                                        1,560,000       1,485,000
     Current maturities of notes receivables, net of allowance
         for doubtful accounts of $202,000 and $202,000                 238,000         238,000
     Inventories                                                        404,000         266,000
     Prepaid expenses and other                                         143,000         343,000
     Deferred income taxes                                              531,000         531,000
                                                                   ------------    ------------

         Total current assets                                         6,256,000       6,086,000
                                                                   ------------    ------------

PROPERTY AND EQUIPMENT:
     Property and equipment                                             880,000         779,000
     Less - Accumulated depreciation                                   (517,000)       (544,000)
                                                                   ------------    ------------

         Property and equipment, net                                    363,000         235,000

NOTES RECEIVABLE, net of current maturities and allowance
     for doubtful accounts of $496,000 and $535,000                   3,118,000       2,751,000
GOODWILL AND OTHER INTANGIBLES, net of accumulated
     amortization of $818,000 and $702,000                            3,734,000       3,850,000
                                                                   ------------    ------------

                                                                   $ 13,471,000    $ 12,922,000
                                                                   ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                              $    509,000    $    448,000
     Accrued compensation                                               162,000         411,000
     Accrued financing liabilities                                      175,000         175,000
     Deferred revenues                                                  140,000         157,000
     Other accrued liabilities                                          515,000         484,000
                                                                   ------------    ------------

     Total current liabilities                                        1,501,000       1,675,000
                                                                   ------------    ------------

SHAREHOLDERS' EQUITY:
     Common Stock, $.01 par value, 15,000,000 shares authorized:
         4,734,087 shares issued and outstanding                         47,000          47,000
     Additional paid-in capital                                      15,584,000      15,584,000
     Accumulated deficit                                             (3,661,000)     (4,384,000)
                                                                   ------------    ------------

     Total shareholders' equity                                      11,970,000      11,247,000
                                                                   ------------    ------------

                                                                   $ 13,471,000    $ 12,922,000
                                                                   ============    ============



              The accompanying notes are an integral part of these
                          consolidated balance sheets.



                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             Six Months Ended
                                                                                  May 31,
                                                                         --------------------------
                                                                            1996           1995
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                          $   722,000    $   663,000
     Adjustments to reconcile net income to net cash provided by operating activities -
              Depreciation and amortization                                  161,000        108,000
              Net change in other operating items:
                  Trade accounts receivable                                  (75,000)      (140,000)
                  Inventories                                               (138,000)      (141,000)
                  Prepaid expenses and other                                  76,000          7,000
                  Accounts payable, accrued liabilities and other           (174,000)      (135,000)
                                                                         -----------    -----------

                      Net cash provided by operating activities              572,000        362,000
                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Short-term investments, net                                              75,000      1,600,000
     Purchase of property and equipment, net                                (172,000)       (47,000)
     Investments in partnerships                                                --          (17,000)
     Change in notes receivable, net                                        (243,000)      (385,000)
                                                                         -----------    -----------
                      Net cash provided by investing activities             (340,000)     1,151,000
                                                                         -----------    -----------

                      Increase (decrease) in cash and cash equivalents       232,000      1,513,000

CASH AND CASH EQUIVALENTS, beginning of year                                 575,000        482,000
                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                 $   807,000    $ 1,995,000
                                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                                   $   282,000    $   275,000
                                                                         ===========    ===========

     Sale of partnership interests for note receivable                   $   124,000    $      --
                                                                         ===========    ===========



  The accompanying notes are an integral part of these consolidated statements.



                           IPI, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements of IPI, Inc. ("IPI" or the "Company") and its wholly owned subsidiaries, Insty-Prints, Inc. ("Insty-Prints") and Digital Output Center ("DOCs"), are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items and all intercompany transactions have been eliminated in consolidation. The significant accounting policies, certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The operating results for the interim periods presented are not necessarily indications of the operating results to be expected for the full fiscal year. The accompanying financial statements of the Company should be read in conjunction with the Company's audited financial statements for the years ended November 30, 1995 and 1994 and the notes thereto, included in the Company's Form 10-KSB.

2.   ACQUISITION OF COPY BOY

     In June 1995, Insty-Prints acquired the franchise contracts and IPI acquired certain notes receivable of Copy Boy Corporation ("Copy Boy"), a franchisor of 21 fast turnaround business printing locations in the Phoenix and Tucson markets, pursuant to an Asset Purchase Agreement. All 21 Copy Boy stores were converted to new 20 year Insty-Prints, Inc. franchise agreements. A Form 8-K was filed on June 16, 1995 pursuant to the Copy Boy acquisition.


Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As of May 31, 1996, the Company, through its wholly-owned subsidiary Insty-Prints, had 307 franchise locations and one Company-owned store. Included in the franchise locations are 19 former Printhouse Express, Inc. (Printhouse) stores which were acquired in March 1994, and 21 former Copy Boy stores acquired in June 1995, all of which were subsequently converted to Insty-Prints stores.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of sales for the periods indicated:

                                                          Quarter Ended    Six Months Ended
                                                              May 31,           May 31,
                                                          --------------    --------------
                                                           1996     1995     1996     1995
                                                          -----    -----    -----    -----
     Revenues:
         Royalty fees                                      39.2%    38.5%    39.5%    37.6%
         Printing equipment, supplies and services         46.7     50.2     50.2     53.6
         Finance and other income                          14.1     11.3     10.3      8.8
                                                          -----    -----    -----    -----

         Total revenues                                   100.0    100.0    100.0    100.0
                                                          -----    -----    -----    -----

     Costs and expenses:
         Costs of sales                                    38.4     41.1     41.6     44.7
         Selling, general and administrative expenses      34.7     32.1     33.5     31.1
         Amortization of goodwill                           2.0      1.4      2.3      1.4
                                                          -----    -----    -----    -----

         Total costs and expenses                          75.1     74.6     77.4     77.2
                                                          -----    -----    -----    -----

     Income before provision for income taxes              24.9     25.4     22.6     22.8
     Provision for income taxes                             9.2     10.1      8.4      9.0
                                                          -----    -----    -----    -----

     Net income                                            15.7%    15.3%    14.2%    13.8%
                                                          =====    =====    =====    =====


FOR THE QUARTERS AND SIX MONTHS ENDED MAY 31, 1996 AND 1995

     Revenues. Total revenues for the three months ended May 31, 1996, consisting of royalties, sales of printing equipment, supplies and services, franchise fees and finance and other income, totaled $2,800,000, an increase of $311,000 or 12.5% over the three months ended May 31, 1995. Total revenues for the six months ended May 31, 1996, of $5,078,000 were up 5.6% or $268,000 over the six months ended May 31, 1995.

     Royalty revenue increased to $1,097,000 in the second quarter of 1996 from $959,000 in 1995, an increase of 14.4%. For the six months ended May 31, 1996, royalty revenue was $2,005,000, an increase of 10.7% or $194,000 over the same period a year ago. Royalties increased primarily as a result of the increased number of franchise locations with the acquisition of 21 former Copy Boy locations. As of May 31, 1996, there were 308 franchise and company owned locations compared to 293 at May 31, 1995.

     Sales of printing equipment, supplies and services for the second quarter of 1996 increased to $1,309,000 from $1,249,000 for 1995, an increase of 4.8%.
For the six months ended May 31, 1996, sales of products were $2,549,000 or 1.1% below the sales of $2,578,000 for the same period a year ago. The slight decrease in 1996 was primarily the result of decreased sales of printing related equipment, which was offset by an increase in the sale of electronic publishing equipment, both reflecting store owner needs.

     Finance and other income was $394,000 for the quarter ended May 31, 1996, which is a $113,000 or 40.2% increase from the same quarter a year ago. For the six months ended May 31, 1996, finance and other income was $524,000 or 24.5% greater than the $421,000 for the same period a year ago. For the six month period of 1996, the increased revenues were primarily as a result of increased franchise fee income, which was $82,000 higher than in the 1995 period. Overall, franchise fee revenues are not significant in 1996 or 1995 due to the Company's emphasis during such periods on increasing existing franchise location sales and growth through acquisitions.

     Cost of Sales. Cost of sales increased to $1,074,000 for the second quarter of 1996 from $1,024,000 for 1995, an increase of 4.9% for the quarter. The increase in the second quarter is the result of a related increase in sales of printing equipment, supplies and services. Six month cost of sales amounts totaled $2,115,000 in 1996, compared to $2,151,000 in 1995, a decrease of $36,000 or 1.7%, relating primarily to sales decreases. Average margins in products and services were relatively the same at 17.0% and 16.6% for the six month periods ended May 31, 1996 and 1995, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $971,000 for the second quarter 1996 compared to $800,000 for 1995, an increase of 21.4%. Total expenses for the six months ended May 31, 1996 were $1,702,000 compared to $1,495,000 for 1995, representing a 13.8% increase. The increase in expenses was due primarily to increased compensation expense for salary increases, staff additions, incentive program accruals and the start-up of the DOCs subsidiary in March, 1996.

     Amortization of Goodwill. Increases in the amortization of goodwill for the three and six month periods in 1996 results from the June, 1995 Copy Boy acquisition.

     Income Tax Expense. The Company's effective combined federal and state income tax rate is estimated to be 37% for 1996 due primarily to the effect of state income taxes, non-taxable income on municipal securities and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ending May 31, 1996, the Company generated $572,000 from operating activities, an increase of $210,000 from $362,000 of funds provided from operating activities for the six month period of 1995. The increase in funds provided from operating activities was primarily attributable to an increase in net income, increased depreciation and amortization and a reduced increase in trade accounts receivable.

     The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

     Franchise owners may finance their equipment purchases through a $6,000,000 equipment financing facility established with First Bank Systems by Insty-Prints for the benefit of the franchise owners. This facility is guaranteed by IPI and Insty-Prints, whose contingent liability under this agreement is capped at $2,400,000. A loss reserve of $175,000 is recorded on the balance sheet at May 31, 1996, representing estimated losses on these guarantees, net of equipment value. The aggregate balance outstanding under this facility as of May 31, 1996 was approximately $3,914,000.

     The Insty-Prints' franchise business is not highly seasonal, and franchise owners' sales generally follow overall economic trends. The business is not impacted materially by inflation.


PART II.  OTHER INFORMATION


Item 1.        Legal Proceedings

               The Company and its subsidiary are involved in various legal proceedings arising in the normal course of business, none of which is expected to result in any material loss to the Company or its subsidiary.

Item 2.        Changes in Securities
               Not applicable.

Item 3.        Defaults Upon Senior Securities
               Not applicable.

Item 4.        Submission of Matters to Vote of Security-Holders
               Not applicable.

Item 5.        Other Information
               Not applicable.

Item 6.        Exhibits and Reports on Form 8-K                            Page

               (a)  Exhibits.

                    *11  Statement Re: Computation of per share earnings     11

               (b)  Reports on Form 8-K.

                    No reports on Form 8-K were filed during the quarter for which this report is filed.

                    *Filed herewith



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  July 10, 1996                  IPI, Inc.



                                       By: /S/ Robert J. Sutter
                                           Robert J. Sutter
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




                                       By: /S/ David M. Engel
                                           David M. Engel
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)