Form 10QSB
period 1996-08-31
IPI INC
filed 1996-10-15
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

       FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996.


[ ]    Transition report under Section 13 or 15(d) of the Exchange Act.

       For the transition period from _______________ to _______________


Commission file number      0-23902


                                    IPI, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


            MINNESOTA                                  41-1449312
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

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

Yes __X__     No _____


       As of October 10, 1996, there were 4,734,087 Common Shares outstanding.



                                    IPI, INC.
                                Table of Contents


                                                                          Page

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements (Unaudited)

                Condensed Consolidated Statements of Operations for the
                Three Months and Nine Months Ended August 31, 1996 and
                1995.                                                        3

                Condensed Consolidated Balance Sheets as of August 31,
                1996 and November 30, 1995.                                  4

                Condensed Consolidated Statements of Cash Flows for the
                Nine Months ended August 31, 1996 and 1995.                  5

                Notes to Condensed Consolidated Financial Statements.        6


     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                       7-8



PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                            9

     Item 2.    Changes in Securities                                        9

     Item 3.    Defaults Upon Senior Securities                              9

     Item 4.    Submission of Matters to Vote of Security Holders            9

     Item 5.    Other Information                                            9

     Item 6.    Exhibits and Reports of Form 8-K                             9

     Signatures                                                             10



PART I.  FINANCIAL INFORMATION
ITEM 1.

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended                 Nine Months Ended
                                                               August 31,                         August 31,
                                                      ----------------------------      ----------------------------
                                                          1996             1995             1996             1995
                                                      -----------      -----------      -----------      -----------
REVENUES:
     Royalty fees                                     $ 1,046,000      $   952,000      $ 3,051,000      $ 2,763,000
     Printing equipment, supplies and services          1,498,000        1,654,000        4,047,000        4,232,000
     Finance and other income                             242,000          226,000          766,000          647,000
                                                      -----------      -----------      -----------      -----------

     Total Revenues                                     2,786,000        2,832,000        7,864,000        7,642,000
                                                      -----------      -----------      -----------      -----------

COSTS AND EXPENSES:
     Cost of sales                                      1,270,000        1,441,000        3,385,000        3,592,000
     Selling, general and administrative expenses         793,000          707,000        2,495,000        2,212,000
     Amortization of goodwill                              58,000           68,000          173,000          126,000
                                                      -----------      -----------      -----------      -----------

     Total costs and expenses                           2,121,000        2,216,000        6,053,000        5,930,000
                                                      -----------      -----------      -----------      -----------

     Income before provision for income taxes             665,000          616,000        1,811,000        1,712,000

PROVISION FOR INCOME TAXES                               (246,000)        (243,000)        (670,000)        (676,000)
                                                      -----------      -----------      -----------      -----------

NET INCOME                                            $   419,000      $   373,000      $ 1,141,000      $ 1,036,000
                                                      ===========      ===========      ===========      ===========

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE
                                                      $      0.09      $      0.08      $      0.24      $      0.22
                                                      ===========      ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                      4,734,000        4,734,000        4,734,000        4,667,000
                                                      ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.



                                                IPI, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      August 31,1996     November 30,
                                                                       (Unaudited)           1995
                                                                      --------------     ------------
                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                         $    998,000      $    575,000
     Short-term investments                                               2,748,000         2,648,000
     Trade accounts receivable                                            1,649,000         1,485,000
     Current maturities of notes receivables, net of allowance for
         doubtful accounts of $120,000                                      238,000           238,000
     Inventories                                                            395,000           266,000
     Prepaid expenses and other                                             172,000           343,000
     Deferred income taxes                                                  531,000           531,000
                                                                       ------------      ------------

         Total current assets                                             6,731,000         6,086,000
                                                                       ------------      ------------

PROPERTY AND EQUIPMENT:
     Property and equipment                                                 929,000           779,000
     Less - Accumulated depreciation                                       (542,000)         (544,000)
                                                                       ------------      ------------

         Property and equipment, net                                        387,000           235,000

NOTES RECEIVABLE, net of current maturities and allowance for
     doubtful accounts of $594,000 and $535,000                           3,083,000         2,751,000
GOODWILL AND OTHER INTANGIBLES, net of accumulated
     amortization of $876,000 and $702,000                                3,676,000         3,850,000
                                                                       ------------      ------------

                                                                       $ 13,877,000      $ 12,922,000
                                                                       ============      ============


                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                  $    468,000      $    448,000
     Accrued compensation                                                   243,000           411,000
     Accrued financing liabilities                                          175,000           175,000
     Deferred revenues                                                      144,000           157,000
     Other accrued liabilities                                              459,000           484,000
                                                                       ------------      ------------

     Total current liabilities                                            1,489,000         1,675,000
                                                                       ------------      ------------

SHAREHOLDERS' EQUITY:
     Common Stock, $.01 par value, 15,000,000 shares authorized:
         4,734,087 shares issued and outstanding                             47,000            47,000
     Additional paid-in capital                                          15,584,000        15,584,000
     Accumulated deficit                                                 (3,243,000)       (4,384,000)
                                                                       ------------      ------------

     Total shareholders' equity                                          12,388,000        11,247,000
                                                                       ------------      ------------

                                                                       $ 13,877,000      $ 12,922,000
                                                                       ============      ============

The accompanying notes are an integral part of these consolidated financial statements.



                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Nine Months Ended
                                                                                     August 31,
                                                                           ----------------------------
                                                                                1996            1995
                                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                            $ 1,141,000      $ 1,036,000
     Adjustments to reconcile net income to net cash provided by operating activities -
              Depreciation and amortization                                    242,000          189,000
              Net change in other operating items:
                  Trade accounts receivable                                   (164,000)        (630,000)
                  Inventories                                                 (129,000)        (122,000)
                  Prepaid expenses and other                                    47,000           51,000
                  Accounts payable, accrued liabilities and other             (186,000)         428,000
                                                                           -----------      -----------

                      Net cash provided by operating activities                951,000          952,000
                                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Short-term investments, net                                              (100,000)       1,008,000
     Purchase of property and equipment, net                                  (221,000)         (74,000)
     Cash investment in Copy Boy                                                  --         (1,200,000)
     Investments in partnerships                                                  --               --
     Change in notes receivable, net                                          (207,000)        (998,000)
                                                                           -----------      -----------
                      Net cash used by investing activities                   (528,000)      (1,264,000)
                                                                           -----------      -----------

                      Increase (decrease) in cash and cash equivalents         423,000         (312,000)

CASH AND CASH EQUIVALENTS, beginning of year                                   575,000          482,000
                                                                           -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                   $   998,000      $   170,000
                                                                           ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                                     $   606,000      $   277,000
                                                                           ===========      ===========

     Sale of partnership interests for note receivable                     $   124,000      $      --
                                                                           ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.




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


Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As of August 31, 1996, the Company, through its wholly-owned subsidiary Insty-Prints, had 307 franchise locations and one Company-owned store. Included in the franchise locations are 19 former Printhouse Express, Inc. (Printhouse) stores which were acquired in March 1994, and 21 former Copy Boy stores acquired in June 1995, all of which were subsequently converted to Insty-Prints stores.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of sales for the periods indicated:

                                                        Quarter Ended       Nine Months Ended
                                                          August 31,           August 31,
                                                        ---------------     -----------------
                                                        1996       1995       1996      1995
                                                        ----       ----       ----      ----
Revenues:
    Royalty fees                                        37.5%      33.6%      38.8%      36.1%
    Printing equipment, supplies and services           53.8       58.4       51.5       55.4
    Finance and other income                             8.7        8.0        9.7        8.5
                                                       -----      -----      -----      -----

    Total revenues                                     100.0      100.0      100.0      100.0
                                                       -----      -----      -----      -----

Costs and expenses:
    Costs of sales                                      45.6       50.9       43.0       47.0
    Selling, general and administrative expenses        28.4       25.0       31.7       29.0
    Amortization of goodwill                             2.1        2.4        2.2        1.6
                                                       -----      -----      -----      -----

    Total costs and expenses                            76.1       78.3       76.9       77.6
                                                       -----      -----      -----      -----

Income before provision for income taxes                23.9       21.7       23.0       22.4
Provision for income taxes                               8.8        8.6        8.5        8.9
                                                       -----      -----      -----      -----

Net income                                              15.1%      13.1%      14.5%      13.5%
                                                       =====      =====      =====      =====


FOR THE QUARTERS AND NINE MONTHS ENDED AUGUST 31, 1996 AND 1995

     Revenues. Total revenues for the three months ended August 31, 1996, consisting of royalties, sales of printing equipment, supplies and services, franchise fees and finance and other income, totaled $2,786,000, a decrease of $46,000 or 1.6% as compared to the three months ended August 31, 1995. Total revenues for the nine months ended August 31, 1996, of $7,864,000 were up 2.9% or $222,000 as compared to the nine months ended August 31, 1995.

     Royalty revenue increased to $1,046,000 in the third quarter of 1996 from $952,000 in 1995, an increase of 9.9%. For the nine months ended August 31, 1996, royalty revenue was $3,051,000, an increase of 10.4% or $288,000 as compared to the same period a year ago. Royalties increased primarily as a result of the increased number of franchise locations open during the respective periods and increased same store sales in 1996 over 1995.

     Sales of printing equipment, supplies and services for the third quarter of 1996 decreased $156,000 or 9.4% to $1,498,000 from $1,654,000 for 1995. For the nine months ended August 31, 1996, sales of products were $4,047,000 or 4.4% below the sales of $4,232,000 for the same period a year ago. The slight decrease in 1996 was primarily the result of decreased sales of printing related equipment, which was partially offset by an increase in the sale of electronic publishing equipment, both reflecting store owner needs.

     Finance and other income was $242,000 for the quarter ended August 31, 1996, which is a $16,000 or 7.1% increase from the same quarter a year ago. For the nine months ended August 31, 1996, finance and other income was $766,000 or 18.4% greater than the $647,000 for the same period a year ago. For the nine month period of 1996, the increased revenues were primarily as a result of increased franchise fee income, which was $88,000 higher than in the 1995 period. Overall, franchise fee revenues are not significant in 1996 or 1995 due to the Company's emphasis during such periods on increasing existing franchise location sales and growth through acquisitions.

     Cost of Sales. Cost of sales decreased to $1,270,000 for the third quarter of 1996 from $1,441,000 for 1995, a decrease of 11.9% for the quarter. Average margins in products and services were slightly higher for the nine months of 1996 at 16.4% compared to 15.1% for the 1995 period. The decrease in the third quarter is the result of a related decrease in sales of printing equipment, supplies and services. Nine month cost of sales amounts totaled $3,385,000 in 1996, compared to $3,592,000 in 1995, a decrease of $207,000 or 5.8%.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $793,000 for the third quarter 1996 compared to $707,000 for 1995, an increase of 12.2%. Total expenses for the nine months ended August 31, 1996 were $2,495,000 compared to $2,212,000 for 1995, representing a 12.8% increase. The increase in expenses was due primarily to increased compensation expense for salary increases, staff additions, incentive program accruals and the start-up of the DOCs subsidiary in March 1996.

     Amortization of Goodwill. Increases in the amortization of goodwill for the nine month period in 1996 results from the June 1995 Copy Boy acquisition.

     Income Tax Expense. The Company's effective combined federal and state income tax rate is estimated to be 37% for 1996 due primarily to the effect of state income taxes, non-taxable income on municipal securities and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ending August 31, 1996, the Company generated $951,000 from operating activities, compared to $952,000 of funds provided from operating activities for the nine month period of 1995. While net cash provided by operations was essentially the same for the two periods, there were offsetting factors as shown on the Statements of Cash Flow.

     The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

     Franchise owners may finance their equipment purchases through a $6,000,000 equipment financing facility established with First Bank Systems by Insty-Prints for the benefit of the franchise owners. This facility is guaranteed by IPI and Insty-Prints, whose contingent liability under this agreement is capped at $2,400,000. A loss reserve of $175,000 is recorded on the balance sheet at August 31, 1996, representing estimated losses on these guarantees, net of equipment value. The aggregate balance outstanding under this facility as of August 31, 1996 was approximately $3,859,000.

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

                    ----------------------
                    *Filed herewith




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  October 10, 1996        IPI, Inc.


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