Form 10KSB
period 1996-11-30
IPI INC
filed 1997-02-27
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act. For the transition period from _________ to _________

Commission file number                               0-23902

                                    IPI, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         MINNESOTA                                    41-1449312
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                             15155 TECHNOLOGY DRIVE
                             EDEN PRAIRIE, MN 55344
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (612) 975-6200
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class                Name of each exchange on which registered
___________________                _____________________________________________

          Securities registered pursuant to section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.   $10,384,000.

     As of February 21, 1997, 4,734,087 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based on the closing sales price of these shares on the (NASDAQ) held by non-affiliates was approximately $3,777,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
       Definitive Proxy Statement for 1997 Annual Meeting of Shareholders
                         ("Proxy Statement") - Part III

Transitional Small Business Disclosure Format: Yes___  No_X_



                                    IPI, INC.
                            FORM 10-KSB ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

                                Table of Contents




PART I                                                                                                   PAGE
                                                                                                         ----
     Item 1.      Description of Business.                                                                 3
     Item 2.      Description of Properties.                                                               5
     Item 3.      Legal Proceedings.                                                                       5
     Item 4.      Submission of Matters to a Vote of Security Holders.                                     6

PART II
     Item 5.      Market For Common Equity and Related Stockholder Matters.                                6
     Item 6.      Management's Discussion and Analysis of Financial Condition and Results of
                       Operations.                                                                         6
     Item 7.      Financial Statements.                                                                    9
     Item 8.      Changes in and Disagreements With Accountants on Accounting and Financial
                       Disclosure                                                                         22

PART III
     Item 9.      Directors, Executive Officers, Promoters and Control Persons, Compliance With
                       Section 16(a) of the Exchange Act.                                                 22
     Item 10.     Executive Compensation.                                                                 22
     Item 11.     Security Ownership of Certain Beneficial Owners and Management.                         22
     Item 12.     Certain Relationships and Related Transactions.                                         22
     Item 13.     Exhibits and Reports on Form 8-K.                                                       23

SIGNATURES                                                                                                24




                            IPI, INC. AND SUBSIDIARY
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL
     IPI, Inc. (the "Company"), a Minnesota corporation, was incorporated in 1983 to acquire 100% of the stock of Insty-Prints, Inc. ("Insty-Prints"). Insty-Prints is a wholly owned subsidiary of the Company. The Company, through approximately 300 franchise locations with the "Insty-Prints" trade name, offers full-service business printing, focusing on the fast-turnaround market. The Company's franchise owners provide a wide variety of services primarily to business customers, ranging from the printing of simple business cards to reproducing digitally enhanced color transparencies. The Company's growth strategy has included acquisitions. In June 1995, the Company acquired the franchise contracts and certain notes receivable of Copy Boy Corporation ("Copy Boy"), a franchisor of 21 fast-turnaround business printing locations in the Phoenix and Tucson markets. All 21 Copy Boy stores subsequently converted to new Insty-Prints 20 year franchise contracts. In March 1994, the Company acquired all the outstanding stock of The Printhouse Express, Inc. ("Printhouse") from a franchisor of full service business printing centers, primarily in the Washington D.C. area, which had 19 locations when acquired, all of which converted to Insty-Prints stores. Effective November 30, 1994, Printhouse was merged into Insty-Prints.

INDUSTRY
     Industry sources estimate that the quick printing industry consists of approximately 30,000 business locations nationwide. Of all quick printing locations, only approximately 5,000 are franchised, according to current International Franchise Association information. Aggregate demand for fast turnaround business printing has increased in recent years due to significant advances in printing and copying technology, expanded services offered and the reduction of in-house printing operations. The emergence of desktop publishing, color copying and digital pre-press technology has allowed quick printers to produce smaller copying and printing runs economically, shifting demand from commercial printers to fast turn-around business printers. As a result, small businesses, which previously could not afford the services of a professional printer, can now utilize the services of quick printers on a cost-effective basis. These advances in technology have also resulted in an expanded array of services offered by quick printing locations, attracting new customers and increasing sales to existing customers. In addition, corporate down-sizing in the 1990's has eliminated many internal printing functions, thereby increasing the demand for external printing operations.

BUSINESS PRINTING SERVICES
     An Insty-Prints franchise location provides a wide array of services, including graphic design, typesetting, desktop publishing, color printing, high volume and color copying, and bindery. Insty-Prints franchise owners target as customers small to medium sized businesses, departments of larger businesses, and in-house printing operations. Insty-Prints franchise owners provide their customers with fast turn-around, high quality service on short run printing and copying (normally up to 5,000 copies) and smaller format printing and copying (which includes documents up to 11 inches by 17 inches in size). Services provided may include the production of business cards, business stationery, envelopes, business forms, brochures, pamphlets, manuals and overhead color transparencies. In addition, Insty-Prints is introducing to its franchise system the use of digital transfer technology, which will allow customers to deliver completed documents by means of diskette or modem for printing or reproduction at a franchise location. Typically, revenues in any given location are derived approximately 70% from printing and copying services and the remainder from graphic design, binding and other services.

     The typical Insty-Prints location is owner-operated and generally has three to six employees, including an experienced graphic designer and an experienced press operator. Insty-Prints recommends that franchise owners seek locations with approximately 1,800 to 2,500 square feet in areas of high business concentration. The cost to a prospective franchise owner to open an Insty-Prints location typically ranges from $227,000 to $320,000 and includes, among other things, the franchise or initial fee, the training and development fee, cost of equipment and signage, and working capital.

     As of December 31, 1996, the Company had 230 separate franchise owners that operated 291 print center locations. The average revenues per location for those reporting for the full calendar year ended December 31, 1996 were approximately $445,000. No single location, and no single franchise owner, accounted for more than 5% of all system revenues for the calendar year ended December 31, 1996.

     In August 1995, the Company established a second wholly owned subsidiary, Digital Output Center ("DOCs") to explore and develop digital graphics, communications and reproduction services. DOCs opened in March 1996. In November 1996, DOCs was merged into the Company and operates as a separate division.

     In late 1996 and in mid-1995, the Company sold and executed Master Franchise Agreements ("MFA") for Poland and the region of Brazil that includes Sao Paulo, respectively. Both agreements provide for a development schedule of store openings. The first Insty-Prints locations under these MFA's opened in Brazil in February 1996 and in Poland in February 1997.

FRANCHISING
     The Company is a franchisor of business printing centers which use the "Insty-Prints" name and business systems. The franchise owners all sign agreements with the Company, typically 20 years in length, which detail the terms of the relationship. Terms include the definition of exclusive territories, reporting requirements to the Company, fees, such as royalties, franchise fees and training and development fees, terminations, covenant not to compete, and other matters.

     Although not required under the terms of the franchise agreement, the Company currently emphasizes franchise support in many ways to assist the owners to conduct successful printing operations. The areas of support include:

         Retail Advertising and Marketing. Insty-Prints encourages franchise owners to conduct local market and in-store advertising through a co-op advertising program known as the National Advertising Fund ("Fund"). Under this program, each franchise owner is reimbursed for 50% of qualified advertising expenditures up to a maximum of 70% of such owner's annual contribution to the Fund. Franchise owners contribute 2% of their monthly gross revenues, up to a maximum of $15,000 per calendar year, to the Fund. On behalf of the Fund, Insty-Prints develops and creates a variety of in-store promotional materials and identity signage, radio spots, newspaper advertisements and telemarketing programs.

         Direct Mail. The Company creates and administers a direct mail program, which is available to its franchise owners for a fee. As part of this program, the Company creates advertising pieces which describe special monthly offers on services provided by franchise owners, generates a list of potential customers in the territory of the subscribing franchise owner, and is responsible for directly mailing all materials to the customers on behalf of the franchise owner.

         Training. The Company strives to provide franchise owners with up-to-date educational materials and training support. Upon opening a new store, each franchise owner attends a comprehensive training program provided by Insty-Prints. Included in this initial training, representatives from the Company assist each new owner in developing a one-year business plan and provide on-site support during the first week in business. To assist all franchise owners in keeping up-to-date on all current industry and technology changes, Insty-Prints sends out newsletters, technical bulletins, educational materials, conducts on-going training sessions at four annual regional meetings and provides seminars and workshops as part of a three day national "family reunion." Other specialized training classes are held at Insty-Prints headquarters or at various centrally located sites during the year.

         Support Services. Insty-Prints provides on-going support to its franchise owners through periodic contact by field representatives, both by telephone and in-store visits. Representatives are available to consult with franchise owners on specific technical questions regarding financing, advertising, marketing support, credit and collection issues, direct mail, hardware and software, insurance and store systems.

         Purchasing Services. The Company provides its franchise owners with purchasing advantages for equipment and supplies in two ways. First, the Company utilizes its substantial purchasing power to negotiate certain volume discounts that are available to franchise owners for direct purchases from a variety of vendors. Second, the Company is able to negotiate contracts with certain suppliers pursuant to which it can purchase equipment and supplies for resale to its franchise owners at competitive prices.

         Equipment Financing. The Company and Insty-Prints guarantee certain loans made by FBS Business Finance Corporation to individual franchise owners for the purchase or lease of certain capital equipment. In addition, the Company makes available direct loans to eligible franchise owners for such purposes. Through these two facilities, the Company makes credit available for these small businesses that may have limited access to capital.

COMPETITION
     Insty-Prints franchise owners experience competition within their market area with respect to price, service, location and quality. In the Company's view, the principal competitors are copy shops, quick printers (both independent and franchised), commercial printers, in-house printing operations within large companies and, occasionally, equipment vendors. Printing sales are typically based on an ongoing relationship between the customer and a provider the customer trusts to meet its expectations. Therefore, the Company believes that customer service, sales abilities, production capabilities and sensitivity to customer deadlines are critical elements to success.

     In addition, the Company may experience high levels of competition for the acquisition of other franchise systems and will compete with other systems in its efforts to convert independent business printers. The Company will compete for acquisition candidates with other fast turn-around business printers having national and regional franchised and company-owned operations, some of which may have substantially greater financial, marketing, personnel and other resources than the Company.

TRADEMARKS, SERVICE MARKS AND COPYRIGHTS
     The Company has 12 trademark and service mark registrations on its product names from the United States Patent and Trademark Office. In addition, Insty-Prints holds three copyrights on various advertising and instructional materials. With the exception of the registration of the trademark "Insty-Prints" with the state of Minnesota, none of the above marks are registered with any state. There are no agreements currently in effect which significantly limit the rights of the Company to use or license the use of such trademarks, service marks, trade names, logotypes or other commercial symbols ("Marks") in any manner material to a franchise owner.

GOVERNMENT REGULATION
     Fifteen states and the Federal Trade Commission impose a pre-sale franchise registration and/or disclosure requirement on the Company. In addition, a number of states and the District of Columbia have statutes which regulate substantive aspects of the company/franchise owner relationship such as termination, non-renewal, transfer, discrimination among franchise owners and competition with franchise owners.

EMPLOYEES
     As of November 30, 1996, the Company had 29 employees, all of whom were full time employees. Additionally, there were 5 employees in the one company owned print center and 5 employees in the DOCs Division. The Company believes that its relations with its employees are satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTIES.

     The Company leases its headquarters in a 13,246 square foot office/warehouse facility in Eden Prairie, Minnesota. The lease term extends through 2000 with annual base rent payments of $121,440 through September 1997. The Company has options to extend the term 5 years.

     The Company leases facilities for the company owned Insty-Prints center and the DOCs Division, as follows:

Location                        Size of Store     Maturity    Base Lease Payment
--------                        -------------     --------    ------------------

Company store, Minneapolis, MN   3,245 sq ft      12/31/98     $36,602 annually
DOCs, Charlotte, NC              3,180 sq ft      2/28/01      $41,340 annually


ITEM 3.  LEGAL PROCEEDINGS.

     The Company is a party to certain claims arising in the ordinary course of business. Certain complaints are unclear as to the amount of damages being sought by the plaintiffs. The Company has filed counteractions in certain cases, and discovery proceedings are in process. The ultimate outcome of the litigation cannot presently be determined; however, in the opinion of management, the outcome of such claims are not expected to be material to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended November 30, 1996.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is traded on the NASDAQ Small-Cap Market under the symbol: INST. The following table sets forth the high and low bid prices for each quarter as reported by NASDAQ for the periods indicated. Such quotations reflect interdealer prices, without retail markup, markdown or commission, and may not necessary reflect actual transactions. The Company's stock began trading publicly during the third quarter of fiscal 1994 (June 6, 1994) and was not traded prior to such date.

                         Fiscal 1996                         Fiscal 1995
                        Common Stock                        Common Stock
                        ------------                        ------------
Quarter           High Bid          Low Bid          High Bid          Low Bid
-------           --------          -------          --------          -------
First              $4-3/8              $4               $4                $4
Second             $4-3/8              $4               $4                $4
Third              $4-3/8              $4             $4-1/8              $4
Fourth             $4-3/8            $3-1/4             $4                $4

     The Company paid cash dividends of $1,300,000 in fiscal 1994 to its then sole shareholder. No dividends have been paid on the Common Stock since the public offering. The Company currently intends to retain earnings for use in operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

     The last reported sales price as of February 12, 1997 of the Company's Common Stock was $3.25.

     As of February 21, 1997, there were approximately 350 holders of record of Common Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
     As of December 31, 1996, the Company, through its wholly-owned subsidiary Insty-Prints, had 291 franchises and one Company-owned store. Included in the 291 franchise locations are 21 former Copy Boy stores and 19 former Printhouse stores, which were acquired in June 1995 and March 1994, respectively. All such locations subsequently converted to Insty-Prints stores.

RESULTS OF OPERATIONS
     The following table sets forth certain statement of operations data as a percentage of sales for the periods indicated:

                                         Fiscal Year Ended November 30,
                                         ------------------------------
                                             1996     1995     1994
                                             ----     ----     ----
Royalty fees                                 39.5%    37.4%    40.6%
Printing equipment, supplies and services    50.9     54.8     50.9
Franchise fees                                2.5      1.4      1.8
Finance and other income                      7.1      6.4      6.7
                                            -----    -----    -----
Total Revenues                              100.0    100.0    100.0
                                            -----    -----    -----
Cost and expenses:
     Cost of sales                           42.8     46.7     42.1
     Selling, general and administrative     31.5     30.2     33.1
     Amortization of goodwill                 2.2      1.8      1.4
                                            -----    -----    -----
Total cost and expenses                      76.5     78.7     76.6
                                            -----    -----    -----
Income before provision for income taxes     23.5     21.3     23.4
     Provision for income taxes               8.7      8.1      9.1
                                            -----    -----    -----

Net income                                   14.8%    13.2%    14.3%
                                            =====    =====    =====

FISCAL YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994

REVENUES
     Total revenues, consisting of royalties, sales of printing equipment supplies and services, franchise fees, and finance and other income, increased to $10,384,000 in 1996, from $10,281,000 in 1995 and from $7,968,000 in 1994.
The results of operations for 1996 and 1995 include 12 months of operation of the 19 former Printhouse locations acquired on March 14, 1994. Additionally, the 1996 revenues include 12 months of operation of former 21 Copy Boy locations acquired on June 1, 1995.

     Royalty revenue increased to $4,102,000 in 1996 from $3,842,000 in 1995, an increase of 6.8% in 1996. Royalties for 1994 were $3,237,000, resulting in an increase of 18.7% for 1995. Royalties in 1996 increased as a result of the Printhouse and Copy Boy acquisitions, as well as increased sales by franchise owners. Calendar year average annualized sales per location open and reporting for the complete 12 month period were $445,000 for 1996, $418,000 for 1995 and $390,000 in 1994. As of December 31, 1996, there were 292 franchise and company owned locations compared to 313 as of December 31, 1995 and 300 as of December 31, 1994. The reduced number of franchise locations in 1996 compared to 1995 and 1994 resulted primarily from the closing of underperforming stores and thus did not significantly impact royalty income.

     Sales of printing equipment, supplies and services were $5,286,000 in 1996 compared to $5,633,000 in 1995, a decrease of 6.2%, and were $4,055,000 in 1994, resulting in an increase of 38.9% for 1995. The decrease in sales in 1996 was primarily attributable to a $599,000 reduction in the sale of printing equipment. The increase in 1995 over 1994 was the result of increased sales of electronic publishing equipment, printing equipment and copying supplies. The four largest sale items over the past three years as a percent of total sales were as follows:

                                  1996     1995     1994
                                 -----    -----    -----
         Printing Equipment       15.9%    25.6%    18.4%
         Direct Mail              20.8     20.9     31.7
         Copier Supplies          20.7     17.4     17.7
         Electronic Publishing    14.1     15.3     16.8
         Other                    28.5     20.8     15.4
                                 -----    -----    -----
                                 100.0%   100.0%   100.0%
                                 =====    =====    =====

     Franchise fee revenues were not significant in 1996, 1995 or 1994 due to the Company's emphasis on growth through acquisitions and increasing existing franchise location sales rather than seeking to add new locations by sales of new franchises.

     Finance and other income was $741,000 in 1996 compared to $658,000 in 1995, an increase of 12.6% in 1996 and was $535,000 in 1994. Finance and other income increased in 1996 primarily from increased interest on loans to franchisees and increased interest earned on invested funds. Notes outstanding, net of alllowances for losses, to franchisees were $3,369,000 at November 30, 1996 compared to $2,989,000 at November 30, 1995.

COST OF SALES.
     Cost of sales were $4,444,000 in 1996 compared to $4,804,000 in 1995, a decrease of 7.5%, and were $3,354,000 for 1994, resulting in a 43.2% increase in 1995. The decrease and increase in the comparative fiscal years was directly related to the change in sales of printing equipment, supplies and services. Margins on the sales of products and services were 15.9% in 1996, 14.7% in 1995 and 17.3% in 1994. Margins increased in 1996 over 1995 due to improved margins on equipment sales and a reduced level of lower margin equipment sales. Margins in 1995 decreased from 1994 due primarily to increased product costs and competitive pricing pressures and higher level of sales of lower margin equipment items in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses were $3,273,000 in 1996 compared to $3,101,000 in 1995, an increase of 5.5%, and were $2,638,000 in 1994, an increase of 17.6% in 1995. The increase in 1996 reflects normal salary increases, the start-up costs of DOCs and was offset somewhat by the reversal of certain reorganization costs accrued in 1995 but not realized in 1996. The large increase in 1995 expenses was attributable to reorganization costs and increased legal expenses, substantially attributable to developing a master franchise agreement for Brazil.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES
     The increase in amortization of goodwill and other intangibles for 1996, 1995 and 1994 is due to the Printhouse acquisition on March 14, 1994 and the Copy Boy acquisition on June 1, 1995.

INCOME TAX EXPENSE
     The Company's effective combined federal and state income tax rate was 37% in 1996, 38% in 1995 and 39% in 1994. Federal and state income taxes paid were $916,000 for 1996, $751,000 in 1995 and $449,000 in 1994.

LIQUIDITY AND CAPITAL RESOURCES
     During fiscal year 1996, the Company generated $1,682,000 from operating activities, compared to $1,224,000 in fiscal 1995 and $785,000 in fiscal 1994. For fiscal 1996, cash was principally used to purchase short-term investments, fund loans to franchisees and invest in equipment and leasehold improvements for DOCs. During fiscal 1995, the cash was used principally to fund equipment purchases of $117,000 and provide direct loans to franchisees. Direct receivables from franchise owners, including loans for equipment purchases, totaled approximately $3,369,000 at November 30, 1996. The cash investment in 1995 of $1,388,000 to convert stores and acquire franchise contracts and certain notes receivable of Copy Boy was funded with proceeds from the Company's IPO. During the first quarter of fiscal 1994, the Company paid a dividend of $1,300,000 to JII, funded by the collection of a note receivable from JII of $1,300,000. JII was the sole owner of IPI, Inc. prior to the initial public offering and Printhouse acquisition.

     In June 1994, the Company completed an initial public offering, whereby 1,100,000 of its shares were sold at $4.00 per share. This offering generated $3.8 million of cash after underwriters discount and expenses. Management believes the current cash and short term investment balances, including the proceeds from the initial public offering, as well as future cash flow from operations should be sufficient to fund future growth, including acquisitions, and for other on-going operational needs.

     The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

     Franchise owners may finance their equipment purchases through a $6,000,000 equipment financing facility established with FBS Business Finance Corporation by Insty-Prints for the benefit of the franchise owners. This facility is guaranteed by the Company and Insty-Prints, whose contingent liability under this agreement is capped annually at $2,400,000. A loss reserve of $200,000 is recorded on the balance sheet at November 30, 1996, representing estimated losses on this guarantee. The aggregate balance outstanding under this facility as of November 30, 1996 was $3,978,000.


ITEM 7.  FINANCIAL STATEMENTS.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                         PAGE
     Report of Independent Public Accountants                                            10
     Consolidated Balance Sheets as of November 30, 1996 and 1995                        11
     Consolidated Statements of Operations for Each of the Three Years in the Period
         Ended November 30, 1996, 1995 and 1994                                          13
     Consolidated Statements of Shareholders' Equity for Each of the Three Years in
         the Period Ended November 30, 1996, 1995 and 1994                               14
     Consolidated Statements of Cash Flows for Each of the Three Years in the Period
         Ended November 30, 1996, 1995 and 1994                                          15
     Notes to the Consolidated Financial Statements                                      16


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To IPI, Inc.:

We have audited the accompanying consolidated balance sheets of IPI, Inc. (a Minnesota corporation) and Subsidiary as of November 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IPI, Inc. and Subsidiary as of November 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles.


                                                          ARTHUR ANDERSEN LLP


Minneapolis, Minnesota
   January 15, 1997


                            IPI, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                                            November 30
                                                                  ----------------------------
                                                                      1996             1995
                                                                  ------------    ------------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $  1,257,000    $    575,000
   Short-term investments                                            3,180,000       2,648,000
   Trade accounts receivable                                         1,298,000       1,485,000
   Current maturities of notes receivable, net of allowance for
      losses of $187,000 and $120,000 (Note 2)                         917,000         238,000
   Inventories                                                         398,000         266,000
   Prepaid expenses and other                                          167,000         343,000
   Deferred income taxes (Note 3)                                      585,000         531,000
                                                                  ------------    ------------
               Total current assets                                  7,802,000       6,086,000
                                                                  ------------    ------------
PROPERTY AND EQUIPMENT:
   Property and equipment                                              914,000         779,000
   Less- Accumulated depreciation                                     (582,000)       (544,000)
                                                                  ------------    ------------
               Property and equipment, net                             332,000         235,000
NOTES RECEIVABLE, net of current maturities and allowance
   for losses of $607,000 and $535,000 (Note 2)                      2,452,000       2,751,000
GOODWILL AND OTHER INTANGIBLES, net (Note 1)                         3,619,000       3,850,000
                                                                  ------------    ------------
                                                                  $ 14,205,000    $ 12,922,000
                                                                  ============    ============

The accompanying notes are an integral part of these consolidated balance sheets.


                            IPI, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                   (Continued)


                                                                         November 30
                                                                ----------------------------
                                                                     1996           1995
                                                                ------------    ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                              $    429,000    $    448,000
   Accrued compensation                                               296,000         411,000
   Accrued financing liabilities (Note 8)                             200,000         175,000
   Deferred revenues                                                   91,000         157,000
   Other accrued liabilities                                          409,000         484,000
                                                                 ------------    ------------
               Total current liabilities                            1,425,000       1,675,000
                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 4 & 8)

SHAREHOLDERS' EQUITY (Note 4):
   Common stock, $.01 par value, 15,000,000 shares authorized,
      4,734,000 and  4,734,000 shares issued and outstanding           47,000          47,000
   Additional paid-in capital                                      15,584,000      15,584,000
   Accumulated deficit                                             (2,851,000)     (4,384,000)
                                                                 ------------    ------------
               Total shareholders' equity                          12,780,000      11,247,000
                                                                 ------------    ------------
                                                                 $ 14,205,000    $ 12,922,000
                                                                 ============    ============

The accompanying notes are an integral part of these consolidated balance sheets.


                            IPI, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations


                                                               For the Years Ended November 30
                                                          ---------------------------------------
                                                              1996          1995          1994
                                                          -----------   -----------   -----------
REVENUES:
   Royalty fees                                           $ 4,102,000   $ 3,842,000   $ 3,237,000
   Printing equipment, supplies and services                5,286,000     5,633,000     4,055,000
   Franchise fees                                             255,000       148,000       141,000
   Finance and other income                                   741,000       658,000       535,000
                                                          -----------   -----------   -----------
               Total revenues                              10,384,000    10,281,000     7,968,000
                                                          -----------   -----------   -----------
COSTS AND EXPENSES:
   Cost of sales                                            4,444,000     4,804,000     3,354,000
   Selling, general and administrative expenses             3,273,000     3,101,000     2,638,000
   Amortization of goodwill and other intangibles             231,000       183,000       109,000
                                                          -----------   -----------   -----------
               Total costs and expenses                     7,948,000     8,088,000     6,101,000
                                                          -----------   -----------   -----------
               Income before provision for income taxes     2,436,000     2,193,000     1,867,000
PROVISION FOR INCOME TAXES                                    903,000       833,000       726,000
                                                          -----------   -----------   -----------
NET INCOME                                                $ 1,533,000   $ 1,360,000   $ 1,141,000
                                                          ===========   ===========   ===========
NET INCOME PER COMMON SHARE                               $       .32   $       .29   $       .28
WEIGHTED AVERAGE NUMBER OF COMMON AND                     ===========   ===========   ===========
   COMMON EQUIVALENT SHARES OUTSTANDING                     4,734,000     4,684,000     4,075,000
                                                          ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated statements.


                            IPI, INC. AND SUBSIDIARY

                 Consolidated Statements of Shareholders' Equity


                                             Common Stock                        Additional
                                     ----------------------------    ----------------------------
                                                                        Paid-In       Accumulated
                                     Shares Issued      Amount          Capital         Deficit          Total
                                     ------------    ------------    ------------    ------------    ------------
BALANCE, November 30, 1993              3,217,000    $     32,000    $ 10,439,000    $ (5,585,000)   $  4,886,000
 Dividends                                   --              --              --        (1,300,000)     (1,300,000)
 Shares issued to acquire
    Printhouse (Note 5)                   357,000           4,000       1,296,000            --         1,300,000
 Net proceeds from initial
    public offering (Note 4)            1,100,000          11,000       3,769,000            --         3,780,000
 Repurchase of common stock
    (Note 5)                              (40,000)         (1,000)       (159,000)           --          (160,000)
 Net income                                  --              --              --         1,141,000       1,141,000
                                     ------------    ------------    ------------    ------------    ------------
BALANCE, November 30, 1994              4,634,000          46,000      15,345,000      (5,744,000)      9,647,000

 Shares issued to acquire Copy Boy
    assets (Note 5)                       100,000           1,000         239,000            --           240,000
 Net income                                  --              --              --         1,360,000       1,360,000
                                     ------------    ------------    ------------    ------------    ------------
BALANCE, November 30, 1995              4,734,000          47,000      15,584,000      (4,384,000)     11,247,000

 Net income                                  --              --              --         1,533,000       1,533,000
                                     ------------    ------------    ------------    ------------    ------------
BALANCE, November 30, 1996              4,734,000    $     47,000    $ 15,584,000    $ (2,851,000)   $ 12,780,000
                                     ============    ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated statements.


                            IPI, INC. AND SUBSIDIARY


                     Consolidated Statements of Cash Flows


                                                                          For the Years Ended November 30
                                                                    -----------------------------------------
                                                                       1996            1995           1994
                                                                    -----------    -----------    -----------
OPERATING ACTIVITIES:
   Net income                                                       $ 1,533,000    $ 1,360,000    $ 1,141,000
   Adjustments to reconcile net income to net cash provided by operating activities-
         Depreciation and amortization                                  346,000        272,000        173,000
         Deferred income taxes                                          (54,000)       (59,000)       (55,000)
         Provision for losses on notes receivable                          --             --           25,000
         Provision for accrued financing liabilities                       --             --           50,000
         Net change in other operating items:
            Trade accounts receivable                                   187,000       (231,000)      (542,000)
            Inventories                                                (132,000)       (85,000)        (7,000)
            Due to JII, net                                             --             --         (120,000)
            Prepaid expenses and other                                   52,000        (84,000)      (184,000)
            Accounts payable, deferred revenues and other accrued
               liabilities                                             (250,000)        51,000        304,000
                                                                    -----------    -----------    -----------
               Net cash provided by operating activities              1,682,000      1,224,000        785,000
                                                                    -----------    -----------    -----------
INVESTING ACTIVITIES:
   Purchase of property and equipment, net                             (212,000)      (117,000)      (120,000)
   Sale (purchase) of short-term investments                           (532,000)       982,000     (3,630,000)
   Collection of notes receivable from JII                                 --             --        1,300,000
   Change in notes receivable, net                                     (256,000)      (608,000)      (514,000)
   Cash investment in Printhouse                                           --             --         (223,000)
   Cash investment in Copy Boy                                             --       (1,388,000)          --
                                                                    -----------    -----------    -----------
               Net cash used in investing activities                 (1,000,000)    (1,131,000)    (3,187,000)
                                                                    -----------    -----------    -----------
FINANCING ACTIVITIES:
   Net proceeds from initial public offering                               --             --        3,780,000
   Dividends                                                               --             --       (1,300,000)
   Repurchase of common stock                                              --             --         (160,000)
                                                                    -----------    -----------    -----------
               Net cash provided by financing activities                   --             --        2,320,000
                                                                    -----------    -----------    -----------
               Increase (decrease) in cash and cash equivalents         682,000         93,000        (82,000)

CASH AND CASH EQUIVALENTS, beginning of year                            575,000        482,000        564,000
                                                                    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                              $ 1,257,000    $   575,000    $   482,000
                                                                    ===========    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                $   916,000    $   751,000    $   449,000
                                                                    ===========    ===========    ===========
   Sale of partnership interests for note receivable                $   124,000    $      --      $      --
                                                                    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated statements.


                            IPI, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           November 30, 1996 and 1995


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION:

BUSINESS

IPI, Inc. ("the Company"), through its wholly owned subsidiary Insty-Prints, Inc. ("Insty-Prints"), is a franchisor of business printing centers and provides ongoing support to its franchisees through business and technical training as well as research and evaluation of new products and services. Insty-Prints has approximately 300 franchised locations in the United States with heavier concentrations in the Midwest and Eastern Coast states. In August 1995, the Company established a second wholly owned subsidiary, Digital Output Center ("DOCs"), a start-up venture with the purpose of exploring and developing digital graphics and reproduction services. DOCs opened in March 1996 and in November 1996 was merged into the Company and operates as a separate division. Prior to the Company's initial public offering (see Note 4), the Company was a wholly owned subsidiary of Jacobs Industries, Incorporated ("JII").

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

Cash equivalents consist of financial instruments which are highly liquid and mature within 90 days.

SHORT-TERM INVESTMENTS

Short-term investments consist principally of variable rate demand notes and are stated at market value.

INVENTORIES

Inventories consist of printing supplies and used equipment held for resale which are valued using the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. When property and equipment are disposed of, the related cost and accumulated depreciation is removed from the respective accounts and any gain or loss is reflected in the results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of three to eight years. Accelerated methods are used for income tax reporting.


GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles included the following as of November 30, 1996 and 1995:
                                                                    Amortization
                                                                       Period
                                          1996           1995          (Years)
                                     -----------------------------------------
Goodwill                             $ 4,302,000    $ 4,302,000        18 - 40
Non-competition agreement (Note 5)       250,000        250,000           5
Accumulated amortization                (933,000)      (702,000)
                                     -----------    -----------
                                     $ 3,619,000    $ 3,850,000
                                     ===========    ===========

Goodwill consists of the excess of cost over the fair market value of the acquired net assets of Insty-Prints, Printhouse and Copy Boy and is being amortized on a straight-line basis over 40, 18 and 20 years, respectively. The cost of $250,000 related to the non-compete with the prior owner of Copy Boy is to be amortized over 60 months, the term of the non-compete agreement. The Company continually evaluates whether events or circumstances have occurred which may indicate that the remaining estimated useful lives may warrant revision or that the remaining intangible asset balance may not be recoverable. In the event that factors indicate that the intangible assets in question should be evaluated for possible impairment, a determination of the overall recoverability of such intangible assets would be made.

ALLOWANCE FOR LOSSES

Management periodically evaluates the collectibility of trade accounts and notes receivable. Allowances for losses are established for amounts where the collectibility if doubtful. Impaired loans/notes receivable are measured on the present value of expected future cash flows discounted at the loan's interest rate.

REVENUE RECOGNITION

Franchise fee revenue is recognized when earned. Franchisees are also required to pay monthly royalty fees of 2% to 4.5% of gross revenues over the term of the franchise agreement of up to 20 years. Royalty fees are recognized as income on the accrual method while revenue from printing equipment and supply sales is recognized upon shipment.

INCOME TAXES

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities.

NET INCOME PER COMMON SHARE

Net income per common share was computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents. Common and common equivalent shares issued during the 12-month period prior to the initial public offering, including the common stock issued to acquire Printhouse (see Note 5), have been included in the calculation as if they were outstanding for all periods presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is required to be adopted by the Company in fiscal year 1997. This statement establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. Management believes the adoption of this statement will not have a material impact on the Company's financial position or results of operations.


USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

2.   NOTES RECEIVABLE:

Notes receivable, net of allowance for losses, total $3,369,000 as of November 30, 1996 and consist primarily of notes from franchisees. Notes receivable of $2,780,000 are subject to security agreements with franchisees and are collateralized by printing equipment, furniture and fixtures with an estimated value of $2,621,000 at November 30, 1996 and usually are personally guaranteed by the franchisees. The remainder of the notes receivable are personally guaranteed by the respective franchisees. The franchisees generally pay principal and interest in monthly installments over a period not to exceed 120 months. The majority of notes written are for a period of 60 to 84 months.

3.   INCOME TAXES:

The Company files a consolidated federal income tax return and a combined state return with affiliated companies. Prior to the Company's initial public offering, the Company filed a federal income tax return with JII and participated in a related tax sharing agreement.

The provision for income taxes consists of the following:

                         For the Years Ended November 30
                       -----------------------------------
                          1996         1995          1994
                       ---------    ---------    ---------
          Current:
             Federal   $ 946,000    $ 885,000    $ 775,000
             State        11,000        7,000        6,000
                       ---------    ---------    ---------
                         957,000      892,000      781,000
          Deferred       (54,000)     (59,000)     (55,000)
                       ---------    ---------    ---------
                       $ 903,000    $ 833,000    $ 726,000
                       =========    =========    =========

The differences between income taxes computed using the federal statutory rate and the effective tax rate were as follows:
                                                        For the Years
                                                            Ended
                                                          November 30
                                                       ----------------
                                                       1996  1995  1994
                                                       ----  ----  ----
       Federal statutory rate                           34%   34%   34%
       State income taxes, net of federal tax benefit    1     1     1
       Nondeductible amortization                        2     1     2
       Other, net                                        0     2     2
                                                        --    --    --
                                                        37%   38%   39%
                                                        ==    ==    ==



The tax effect of significant temporary differences representing deferred tax assets as of November 30, 1996 and 1995, are as follows:

                                           1996       1995
                                         --------   --------
       Allowance for losses              $310,000   $255,000
       Accrued financing liabilities       78,000     68,000
       Accrued compensation                38,000     43,000
       Other                              159,000    165,000
                                         --------   --------
                                         $585,000   $531,000
                                         ========   ========

No valuation allowance was required as of November 30, 1996 or 1995.

4.   COMMON STOCK:

In January 1994, the Company declared a $1,300,000 dividend to JII. This dividend was paid in February 1994 from the proceeds received from the repayment of the notes receivable from JII.

In March 1994, the Company declared a 3,217-for-1 stock split. The stock split has been retroactively reflected in the accompanying financial statements. Further, the Company amended its Articles of Incorporation to increase the authorized shares of common stock from 1,000,000 to 15,000,000.

In June 1994, the Company completed an initial public offering of 1,100,000 shares at $4.00 per share with net proceeds of approximately $3,780,000. In connection with this offering, the Company issued warrants to the underwriters to purchase 25,000 shares of common stock at an exercise price of $6.60 per share. The right to purchase shares under the warrants may be exercised at any time during the four-year period beginning June 1995.

5.   COPY BOY AND PRINTHOUSE ACQUISITIONS:

In June 1995, Insty-Prints acquired the franchise contracts and certain notes receivable ("Notes") of Copy Boy, a franchisor of 21 fast-turnaround business printing locations in the Phoenix and Tucson markets. All 21 Copy Boy stores were converted to new 20 year Insty-Prints franchise agreements.

Consideration for the franchise contracts and Notes of Copy Boy was $1,091,000 in cash, 100,000 shares of IPI common stock and additional consideration of up to $50,000 over the following four 12 month periods to the extent royalties received and collected from the acquired Copy Boy locations exceed certain levels, as defined. For the first twelve month period, no additional consideration was due. Additionally, Insty-Prints entered into a Confidentiality and Non-Competition Agreement ("Non-Compete Agreement") with the previous owner for $250,000 in cash, of which $125,000 was paid in June 1995 and $125,000 was paid on January 3, 1996.

In March 1994, the Company acquired all of the outstanding stock of Printhouse from Thomas S. Galloway, the sole stockholder, in exchange for 357,087 shares of common stock of the Company (after giving effect to the stock split). Pursuant to an agreement, the Company repurchased 40,000 shares at $4.00 per share. In the event that JII intends to sell any of its shares of common stock in the future, Mr. Galloway has been granted the right to have a portion of his shares purchased on the same terms. In addition, Mr. Galloway has been given certain incidental registration rights in the event that the Company registers for sale any of the shares held by JII. Printhouse was merged into Insty-Prints in November 1994.

The Copy Boy and Printhouse acquisitions have been accounted for using the purchase method of accounting. Goodwill related to the Copy Boy and Printhouse acquisitions, which includes the purchase price plus transaction expenses and costs to convert each Copy Boy and Printhouse store to an Insty-Prints format in excess of the net assets acquired, was $950,000 and $1,587,000, respectively. Results of operations of Printhouse subsequent to March 14, 1994 are included in the accompanying consolidated financial statements.


6.   STOCK OPTION PLAN:

In March 1994, the Company adopted long-term incentive and stock option plans which allow for the granting of stock options and other incentive awards to key employees, officers and directors of the Company. The employee stock option plan was amended in March 1996, increasing the stock options available by 50,000 and the plans now provide for a maximum of 400,000 shares to be granted. The options are generally granted at prices equal to the fair market value of the shares at the date of grant and are exercisable in cumulative annual increments of 20% each, commencing one year after the date of grant. The following is a summary of activity of the plans for the years ended November 30, 1996 and 1995:

                                       Number of    Price
                                        Options   Per Share
                                        --------  --------
       Outstanding, November 30, 1994    332,000    $4
                                        --------    --
            Granted                       20,000     4
            Cancelled                    (18,000)    4
                                        --------    --
       Outstanding, November 30, 1995    334,000     4
                                        --------    --
            Granted                       84,000     4
            Cancelled                   (124,000)    4
                                        --------    --
       Outstanding, November 30, 1996    294,000    $4
                                        ========    ==

At November 30, 1996, 82,400 options were exercisable and 106,000 options were available for future grant.

7.   RELATED-PARTY TRANSACTIONS:

The Company paid management fees of $75,000, $100,000 and $100,000 in 1996, 1995 and 1994, respectively, to an affiliated company.

The Company agreed to fund a two year loan of up to $200,000 at 6.1% interest to Thomas S. Galloway, a Director and Officer of the Company. The loan is secured by 100,000 shares of Company stock and, as of November 30, 1996, the outstanding balance was $138,000.

The Company advanced $1,300,000 to JII for investment purposes. In return, the Company received demand notes receivable from JII. These notes bore interest at the prime rate plus 1%. Interest income earned on these notes was $19,000 in 1994. The notes were repaid to the Company in February 1994.

8.   COMMITMENTS AND CONTINGENCIES:

GUARANTEES

The Company is a guarantor of equipment financing by certain franchisees in amounts which aggregated $3,978,000 at November 30, 1996 and $4,129,000 at November 30, 1995. Under the terms of the guarantees, the maximum annual liability of the Company was approximately $2,400,000 and $2,000,000 at November 30, 1996 and 1995, respectively. The Company has recorded reserves for estimated losses on these guarantees as accrued financing liabilities in the accompanying consolidated balance sheets. As guarantor, the Company is subject to restrictive covenants which, among other matters, require that the Company maintain a minimum net worth and a debt to net worth ratio, as defined. As of November 30, 1996 and 1995, the Company was in compliance with these covenants.


OPERATING LEASES

At November 30, 1996, the Company's minimum annual rental commitments for leased equipment and facilities under operating leases with lease terms in excess of one year, were as follows:

       For the Years Ending November 30          Amount
       --------------------------------          ------

                    1997                     $  352,000
                    1998                        350,000
                    1999                        290,000
                    2000                        192,000
                    2001                          9,000
                                             ----------
       Total minimum payments required       $1,193,000
                                             ==========

Rent expense, net of sublease rental income, was $269,000 in 1996, $310,000 in 1995 and $292,000 in 1994.

LEGAL PROCEEDINGS

The Company is a party to certain claims arising in the ordinary course of business. Certain complaints are unclear as to the amount of damages being sought by the plaintiffs. The Company has filed counteractions in certain cases, and discovery proceedings are in process. The ultimate outcome of the litigation cannot presently be determined; however, in the opinion of management, the outcome of such claims are not expected to be material to the Company.

CONSULTING AGREEMENT

The Company has a consulting agreement with an individual which provides for compensation based on Insty-Prints' net income as defined. This agreement also provides that if more than 50% of the voting stock or substantially all of the assets of Insty-Prints are sold, the consultant is required to be paid six times the compensation paid in the previous year. This agreement expires on November 30, 1997. Amounts charged to expense under this agreement were $100,000 in 1996, $92,000 in 1995 and $77,000 in 1994.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in accountants nor disagreements with accountants on accounting or financial disclosures.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information called for in this item is incorporated by reference to the Sections of the Proxy Statement entitled "Nominees", "Key Employees" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement.


ITEM 10. EXECUTIVE COMPENSATION.

     The information required in this item is incorporated by reference to the Section of the Proxy Statement entitled "Executive Compensation."


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for in this item is incorporated by reference to the Section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for in this item is incorporated by reference to the Section of the Proxy Statement entitled "Certain Relationships and Related Transactions."


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Documents Filed as Part of Form 10-KSB Report - Exhibits

Exhibit No.                    Description                                                Page
----------------------------------------------------------------------------------------------

        2       Agreement and Plan of Reorganization by and among Thomas S.
                     Galloway, As the Shareholder, IPI, Inc., as the Parent, I-P
                     Acquisition Corporation, as the Subsidiary, and The
                     Printhouse Express, Inc., as the Company dated effective
                     March 14, 1994 (1)
        2.1     Asset Purchase Agreement by and among IPI, Inc., Insty-Prints, Inc.,
                     Copy Boy Corporation and Stan P. Hilkemeyer dated effective June 1,
                     1995 (5)
        3.1     Articles of Incorporation as amended and restated to date (1)
        3.2     By-laws (1)
        4       Specimen of Common Stock (2)
       10.1     Form of Insty-Prints, Inc. Franchise Agreement
      +10.2     1994 Long-Term Incentive Plan (1)
      +10.2a    Amendment to the 1994 Long-Term Incentive Plan dated March 30, 1994 (7)
      +10.3     1994 Non-Employee Directors' Stock Option Plan (1)
      +10.3a    Amendment to Non-Employees Directors' Stock Option Plan
                     dated October 13, 1995 (4)
       10.4     Management Services Agreement between Jacobs Management
                     Corporation and Insty-Prints dated effective December 1, 1993 (1)
       10.5     Management Services Agreement between Jacobs Management
                     Corporation and IPI, Inc. dated effective December 1, 1993 (1)
       10.6     Amended and Restated Ultimate Net Loss Agreement between FBS Business
                     Finance Corporation and Insty-Prints dated October 3, 1995 (6)
       10.7     Consulting Agreement between Insty-Prints and E. Kennen Fisher dated effective November 30, 1987, as amended (1)
       10.8     Lease for Corporate Headquarters of IPI, Inc. (3)
      *11       Statement Re: Computation of per share earnings
       21       List of Subsidiaries of IPI, Inc. (1)
      *23       Consent of Arthur Andersen

     *  Filed herewith.
     + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB pursuant to Item 13(a).
          (1) Incorporated by reference to the registrant's registration statement on Form SB-2 dated March 31, 1994, Reg. No. 33-77190C.
          (2) Incorporated by reference to Amendment No.1 to the registrant's statement on Form SB-2 dated April 29, 1994, Reg. No. 33-77190C.
          (3) Incorporated by reference to the registrant's annual 10-KSB filing dated February 21, 1995.
          (4) Incorporated by reference to the registrant's registration statement on FormS-8 dated November 22, 1995, Reg. No. 33-99770.
          (5)  Incorporated by reference to the registrant's 8-K filing dated
               June 1, 1995.
          (6) Incorporated by reference to the registrant's annual 10-KSB filing dated February 19, 1996.
          (7)  Incorporated by reference to the registrant's Schedule 14A
               Information filing dated February 29, 1996.

(b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the three months ended
November 30, 1996.




                                   SIGNATURES


In accordance with the requirements of Sections 13 and 15 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf of the undersigned, there unto duly authorized, February 24, 1997.

         IPI, Inc.


         By:   /S/ Robert J. Sutter
               ---------------------
                   Robert J. Sutter
         PRESIDENT AND CHAIRMAN OF THE BOARD

In accordance with the requirements of the Securities and Exchange Act of 1934, this 10-KSB has been signed below on February 24, 1997 by the following persons in the capacities indicated.


Signatures                         Title


  /S/ Robert J. Sutter             President and Chairman of the Board
-------------------------             (Principal Executive Officer)
     Robert J. Sutter

  /S/ Thomas S. Galloway           Vice President and Director
-------------------------
     Thomas S. Galloway

  /S/ Clarence G. Frame            Director
-------------------------
     Clarence G. Frame

  /S/ Patrick L. Stotesbery        Director
-------------------------
     Patrick L. Stotesbery

  /S/ Gerald A. Schwalbach         Director
-------------------------
     Gerald A. Schwalbach

  /S/ Howard Grodnick              Director
-------------------------
     Howard Grodnick

  /S/ E. Kennen Fisher             Director
-------------------------
     E. Kennen Fisher

  /S/ David M. Engel               Vice President - Finance and Chief Financial
-------------------------             Officer (Principal Accounting Officer)
     David M. Engel