Form 10QSB
period 1997-02-28
IPI INC
filed 1997-04-14
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997.

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

Yes __X__     No _____


         As of April 10, 1997, there were 4,734,087 Common Shares outstanding.



                                    IPI, INC.
                                Table of Contents


                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets as of
                   February 28, 1997 and November 30, 1996.                 3

                   Condensed Consolidated Statements of Operations for
                   the Three Months Ended February 28, 1997 and
                   February 29, 1996.                                       4

                   Condensed Consolidated Statements of Cash Flows for
                   the Three Months Ended February 28, 1997 and
                   February 29, 1996.                                       5

                   Notes to Condensed Consolidated Financial
                   Statements.                                              6


         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                     7-8


PART II.  OTHER INFORMATION

         Item 1.   Legal Proceedings                                        9

         Item 2.   Changes in Securities                                    9

         Item 3.   Defaults Upon Senior Securities                          9

         Item 4.   Submission of Matters to Vote of Security Holders        9

         Item 5.   Other Information                                        9

         Item 6.   Exhibits and Reports of Form 8-K                         9

         Signatures                                                         10



PART I.  FINANCIAL INFORMATION
ITEM 1.

                            IPI, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     February 28, 1997     November 30,
                                                                        (Unaudited)            1996
                                                                     -----------------     ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                          $  1,367,000       $  1,257,000
     Short-term investments                                                3,260,000          3,180,000
     Trade accounts receivable                                             1,489,000          1,298,000
     Current maturities of notes receivables, net of allowance for
         doubtful accounts of $187,000 and $187,000                          917,000            917,000
     Inventories                                                             341,000            398,000
     Prepaid expenses and other                                              199,000            167,000
     Deferred income taxes                                                   585,000            585,000
                                                                        ------------       ------------

         Total current assets                                              8,158,000          7,802,000
                                                                        ------------       ------------

PROPERTY AND EQUIPMENT:
     Property and equipment                                                1,040,000            914,000
     Less - Accumulated depreciation                                        (616,000)          (582,000)
                                                                        ------------       ------------

         Property and equipment, net                                         424,000            332,000

NOTES RECEIVABLE, net of current maturities and allowance for
     doubtful accounts of $658,000 and $607,000                            2,301,000          2,452,000
GOODWILL AND OTHER INTANGIBLES, net of accumulated
     amortization of $991,000 and $933,000                                 3,561,000          3,619,000
                                                                        ------------       ------------

                                                                        $ 14,444,000       $ 14,205,000
                                                                        ============       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                   $    441,000       $    429,000
     Accrued compensation                                                     92,000            296,000
     Accrued financing liabilities                                           200,000            200,000
     Deferred revenues                                                        90,000             91,000
     Other accrued liabilities                                               527,000            409,000
                                                                        ------------       ------------

         Total current liabilities                                         1,350,000          1,425,000
                                                                        ------------       ------------

SHAREHOLDERS' EQUITY:
     Common Stock, $.01 par value, 15,000,000 shares authorized:
         4,734,087 shares issued and outstanding                              47,000             47,000
     Additional paid-in capital                                           15,584,000         15,584,000
     Accumulated deficit                                                  (2,537,000)        (2,851,000)
                                                                        ------------       ------------

         Total shareholders' equity                                       13,094,000         12,780,000
                                                                        ------------       ------------

                                                                        $ 14,444,000       $ 14,205,000
                                                                        ============       ============

The accompanying notes are an integral part of these consolidated balance sheets.



                            IPI, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                      February 28,   February 29,
                                                     ----------------------------
                                                          1997          1996
                                                     ----------------------------
REVENUES:
     Royalty fees                                     $  973,000     $  908,000
     Printing equipment, supplies and services         1,298,000      1,240,000
     Finance and other income                            187,000        130,000
                                                      ----------     ----------

     Total Revenues                                    2,458,000      2,278,000
                                                      ----------     ----------

COSTS AND EXPENSES:
     Cost of sales                                     1,084,000      1,041,000
     Selling, general and administrative expenses        818,000        731,000
     Amortization of goodwill                             58,000         58,000
                                                      ----------     ----------

     Total costs and expenses                          1,960,000      1,830,000
                                                      ----------     ----------

     Income before provision for income taxes            498,000        448,000

PROVISION FOR INCOME TAXES                               184,000        166,000
                                                      ----------     ----------

NET INCOME                                            $  314,000     $  282,000
                                                      ==========     ==========

NET INCOME PER COMMON SHARE                           $     0.07     $     0.06
                                                      ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
     SHARE EQUIVALENTS OUTSTANDING                     4,734,000      4,734,000
                                                      ==========     ==========

The accompanying notes are an integral part of these consolidated statements.




                            IPI, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                     February 28,    February 29,
                                                                     ----------------------------
                                                                         1997              1996
                                                                     ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $   314,000      $   282,000
     Adjustments to reconcile net income to net cash provided by operating activities -
         Depreciation and amortization                                    91,000           80,000
         Net change in other operating items:
              Trade accounts receivable                                 (191,000)        (182,000)
              Inventories                                                 57,000          (36,000)
              Prepaid expenses and other                                 (32,000)         112,000
              Accounts payable, deferred revenues
                  and other accrued liabilities                          (75,000)        (250,000)
                                                                     -----------      -----------

              Net cash provided by operating activities                  164,000            6,000
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net                            (125,000)         (88,000)
     Sale (Purchase) of short-term investments                           (80,000)         100,000
     Change in notes receivable, net                                     151,000         (319,000)
                                                                     -----------      -----------

              Net cash used in investing activities                      (54,000)        (307,000)
                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

              Increase (Decrease) in cash and cash equivalents           110,000         (301,000)

CASH AND CASH EQUIVALENTS, beginning of year                           1,257,000          575,000
                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                             $ 1,367,000      $   274,000
                                                                     ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                               $     2,000      $      --
                                                                     ===========      ===========

     Sale of partnership interests for note receivable               $      --        $   124,000
                                                                     ===========      ===========

The accompanying notes are an integral part of these consolidated statements.




                            IPI, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements of IPI, Inc. ("IPI" or the "Company") and its wholly owned subsidiary, Insty-Prints, Inc. ("Insty-Prints"), are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items and all intercompany transactions have been eliminated in consolidation. The significant accounting policies, certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The operating results for the interim periods presented are not necessarily indications of the operating results to be expected for the full fiscal year. The accompanying financial statements of the Company should be read in conjunction with the Company's audited financial statements for the years ended November 30, 1996 and 1995 and the notes thereto, included in the Company's Form 10-KSB.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As of February 28, 1997, the Company, through its wholly-owned subsidiary Insty-Prints, had 291 franchise locations and one Company-owned store.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data as a percentage of sales for the periods indicated:

                                                          Quarter Ended
                                                    February 28,    February 29,
                                                    ----------------------------
                                                       1997             1996
                                                       -----            -----
Revenues:
    Royalty fees                                        39.6%            39.9%
    Printing equipment, supplies and services           52.8             54.4
    Finance and other income                             7.6              5.7
                                                       -----            -----

    Total revenues                                     100.0            100.0
                                                       -----            -----

Costs and expenses:
    Costs of sales                                      44.1             45.7
    Selling, general and administrative expenses        33.3             32.1
    Amortization of goodwill                             2.3              2.5
                                                       -----            -----

    Total costs and expenses                            79.7             80.3
                                                       -----            -----

Income before provision for income taxes                20.3             19.7
Provision for income taxes                               7.5              7.3
                                                       -----            -----

Net income                                              12.8%            12.4%
                                                       =====            =====

FOR THE QUARTERS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

     Revenues. Total revenues for the three months ended February 28, 1997, consisting of royalties, sales of printing equipment, supplies and services, franchise fees and finance and other income, totaled $2,458,000, an increase of $180,000 or 7.9% compared to the three months ended February 29, 1996.

     Royalty revenue increased to $973,000 in the first quarter of 1997 from $908,000 in 1996, an increase of 7.2%. Royalties increased primarily as a result of the increased sales by existing franchise locations.

     Sales of printing equipment, supplies and services for the first quarter of 1997 increased to $1,298,000 from $1,240,000 for 1996, an increase of 4.7%. The increase in 1997 was primarily the result of increased sales of printing related equipment, which was offset by a decrease in the sale of electronic publishing equipment, both reflecting store owner needs.

     Finance and other income was $187,000 for the quarter ended February 28, 1997, which is an increase of $57,000 or 43.8% from the same quarter a year ago. For the first quarter of 1997, finance and other income was greater due to increased franchisee fee income and higher interest income, which was recorded primarily as a result of increased investments. Franchise fee revenues were not significant in 1996 or 1995 due to the Company's emphasis during such periods on increasing existing franchise location sales rather than seeking to add new locations.

     Cost of Sales. Cost of sales increased to $1,084,000 for the first quarter of 1997 from $1,041,000 for 1996, an increase of 4.1% for the quarter. The increase in the quarter is the result of a related increase in product sales, as mentioned previously. Margins on equipment, supplies and services increased to 16.5% in the three months ended February 28, 1997 from 16.0% for the same period in 1996, which is primarily due to sales mix.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $818,000 for the first quarter of 1997 from $731,000 for the same period in 1996, an increase of 11.9%. This increase in expenses was due primarily to increased staff and related compensation programs.

     Provision for Income Taxes. The Company's effective combined federal and state income tax rate is estimated to be 37% for 1997 due primarily to the effect of state income taxes, non-taxable income on municipal securities and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended February 28, 1997, the Company generated $164,000 from operating activities, an increase of $158,000 from $6,000 of funds provided from operating activities for the first quarter of 1996. The increase in funds provided from operating activities was primarily attributable to a decrease in trade accounts receivable.

     The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

     Franchise owners may finance their equipment purchases through a $6,000,000 equipment financing facility established with First Bank Systems by Insty-Prints for the benefit of the franchise owners. This facility is guaranteed by IPI and Insty-Prints, whose contingent liability under this agreement is capped at $2,400,000. A loss reserve of $200,000 is recorded on the balance sheet at February 28, 1997, representing estimated losses on these guarantees, net of equipment value. The aggregate balance outstanding under this facility as of February 28, 1997 was approximately $3,844,000.

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

Item 2.        Changes in Securities
               Not applicable.

Item 3.        Defaults Upon Senior Securities
               Not applicable.

Item 4.        Submission of Matters to Vote of Security Holders
               On approximately March 20, 1997, proxy statements were mailed to the holders of record of 4,734,087 shares of common stock to solicit proxies in connection with the Annual Meeting of Shareholders on April 9, 1997.Two proposals were submitted to a vote of shareholders, as follows:

               (a) Election of Directors--all current directors (Robert J. Sutter, Thomas S. Galloway, Irwin L. Jacobs, Daniel T. Lindsay and Howard Grodnick) were up for re-election to terms of one year. All directors were re-elected with 4,466,582 shares voting yes, 100 shares voting no and 267,405 shares being withheld.

               (b) Ratification and Appointment of Independent Auditors--Arthur Andersen LLP were auditors for the fiscal year ended November 30, 1996 and the Company has selected them as auditors for the year ending November 30, 1997.

                    The appointment of Arthur Andersen LLP as auditors for fiscal 1997 was approved by a vote of Shareholders with 4,466,582 shares voting yes; 100 shares voting no; and 267,405 shares withheld.

Item 5.        Other Information
               Not applicable.

Item 6.        Exhibits and Reports on Form 8-K                             Page

               (a)  Exhibits.

                    *11  Statement Re: Computation of per share earnings     12

                     27  Financial Data Schedule

               (b)  Reports on Form 8-K.

                    No reports on Form 8-K were filed during the quarter for which this report is filed.


                    ----------------------------
                    *Filed herewith



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  April 10, 1997          IPI, Inc.



                                By: /S/ Robert J. Sutter
                                    --------------------------------------------
                                    Robert J. Sutter
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




                                By: /S/ David M. Engel
                                    --------------------------------------------
                                    David M. Engel
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)