Form 10QSB
period 1997-05-31
IPI INC
filed 1997-07-11
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997.

[  ]     Transition report under Section 13 or 15(d) of the Exchange Act.

         For the transition period from _______________ to _______________

         Commission file number 0-23902

                                    IPI, INC.
         (Exact Name of Small Business Issuer as Specified in its Charter)

         MINNESOTA
         (State or Other Jurisdiction of Incorporation or Organization)

         41-1449312
         (I.R.S. Employer Identification No.)

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

Yes __X__     No _____

         As of July 11, 1997, there were 4,734,087 Common Shares outstanding.


                                    IPI, INC.

                                Table of Contents

                                                                                                Page

PART I.  FINANCIAL INFORMATION

         Item 1.         Financial Statements (Unaudited)

                         Condensed Consolidated Balance Sheets as of May 31,
                         1997 and November 30, 1996.                                              3

                         Condensed Consolidated Statements of Operations for the
                         Three and Six Months Ended May 31, 1997 and May 31,
                         1996.                                                                    4

                         Condensed Consolidated Statements of Cash Flows for the
                         Six Months Ended May 31, 1997 and May 31, 1996.                          5

                         Notes to Condensed Consolidated Financial Statements.                    6

         Item 2.         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.                                              7-8

PART II.  OTHER INFORMATION

         Item 1.         Legal Proceedings                                                        9

         Item 2.         Changes in Securities                                                    9

         Item 3.         Defaults Upon Senior Securities                                          9

         Item 4.         Submission of Matters to Vote of Security Holders                        9

         Item 5.         Other Information                                                        9

         Item 6.         Exhibits and Reports of Form 8-K                                         9

         Signatures                                                                              10



PART I.  FINANCIAL INFORMATION

ITEM 1.

                            IPI, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            May 31, 1997           November 30,
                                                                             (Unaudited)               1996
                                                                        ------------------     ------------------
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                               $   2,370,000          $   1,257,000
     Short-term investments                                                      3,260,000              3,180,000
     Trade accounts receivable                                                   1,392,000              1,298,000
     Current maturities of notes receivables, net of allowance for
         doubtful accounts of $187,000 and $187,000                                917,000                917,000
     Inventories                                                                   318,000                398,000
     Prepaid expenses and other                                                    176,000                167,000
     Deferred income taxes                                                         585,000                585,000
                                                                        ------------------     ------------------

         Total current assets                                                    9,018,000              7,802,000
                                                                        ------------------     ------------------

PROPERTY AND EQUIPMENT:

     Property and equipment                                                      1,123,000                914,000
     Less - Accumulated depreciation                                              (658,000)              (582,000)
                                                                        ------------------     ------------------

         Property and equipment, net                                               465,000                332,000

NOTES RECEIVABLE, net of current maturities and allowance for doubtful
     accounts of $686,000 and $607,000                                           2,091,000              2,452,000
GOODWILL AND OTHER INTANGIBLES, net of accumulated amortization of
     $1,048,000 and $933,000                                                     3,503,000              3,619,000
                                                                        ------------------     ------------------

                                                                             $  15,077,000          $  14,205,000
                                                                        ==================     ==================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                                        $     585,000          $     429,000
     Accrued compensation                                                          179,000                296,000
     Accrued financing liabilities                                                 200,000                200,000
     Deferred revenues                                                             102,000                 91,000
     Other accrued liabilities                                                     462,000                409,000
                                                                        ------------------     ------------------

         Total current liabilities                                               1,528,000              1,425,000
                                                                        ------------------     ------------------

SHAREHOLDERS' EQUITY:

     Common Stock, $.01 par value, 15,000,000 shares authorized:
         4,734,087 shares issued and outstanding                                    47,000                 47,000
     Additional paid-in capital                                                 15,584,000             15,584,000
     Accumulated deficit                                                        (2,082,000)            (2,851,000)
                                                                        ------------------     ------------------

         Total shareholders' equity                                             13,549,000             12,780,000
                                                                        ------------------     ------------------

                                                                             $  15,077,000          $  14,205,000
                                                                        ==================     ==================



The accompanying notes are an integral part of these consolidated balance sheets.






                            IPI, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                            Three Months Ended           Six Months Ended
                                                                May 31,                       May 31,
                                                       -------------------------     -------------------------
                                                          1997           1996           1997           1996
                                                       ----------     ----------     ----------     ----------
REVENUES:
     Royalty fees                                      $1,193,000     $1,097,000     $2,166,000     $2,005,000
     Printing equipment, supplies and services          1,077,000      1,309,000      2,375,000      2,549,000
     Finance and other income                             314,000        394,000        501,000        524,000
                                                       ----------     ----------     ----------     ----------

     Total revenues                                     2,584,000      2,800,000      5,042,000      5,078,000
                                                       ----------     ----------     ----------     ----------

COSTS AND EXPENSES:

     Cost of sales                                        869,000      1,074,000      1,953,000      2,115,000
     Selling, general and administrative expenses         936,000        971,000      1,754,000      1,702,000
     Amortization of goodwill                              57,000         57,000        115,000        115,000
                                                       ----------     ----------     ----------     ----------

     Total costs and expenses                           1,862,000      2,102,000      3,822,000      3,932,000

     Income before provision for income taxes             722,000        698,000      1,220,000      1,146,000

PROVISION FOR INCOME TAXES                                267,000        258,000        451,000        424,000
                                                       ----------     ----------     ----------     ----------

NET INCOME                                             $  455,000     $  440,000     $  769,000     $  722,000
                                                       ==========     ==========     ==========     ==========

NET INCOME PER COMMON SHARE                            $     0.09     $     0.09     $     0.16     $     0.15
                                                       ==========     ==========     ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON SHARE
     EQUIVALENTS OUTSTANDING                            4,734,000      4,734,000      4,734,000      4,734,000
                                                       ==========     ==========     ==========     ==========


  The accompanying notes are an integral part of these consolidated statements.




                            IPI, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                         May 31,
                                                                               ----------------------------
                                                                                   1997            1996
                                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income                                                                $   769,000      $   722,000
     Adjustments to reconcile net income to net cash provided by operating activities -
              Depreciation and amortization                                        192,000          161,000
              Net change in other operating items:
                  Trade accounts receivable                                        (94,000)         (75,000)
                  Inventories                                                       80,000         (138,000)
                  Prepaid expenses and other                                        (9,000)          76,000
                  Accounts payable, accrued liabilities and other                  103,000         (174,000)
                                                                               -----------      -----------

                      Net cash provided by operating activities                  1,041,000          572,000
                                                                               -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Short-term investments, net                                                   (80,000)          75,000
     Purchase of property and equipment, net                                      (209,000)        (172,000)
     Change in notes receivable, net                                               361,000         (243,000)
                                                                               -----------      -----------
                      Net cash provided by (used for) investing activities          72,000         (340,000)
                                                                               -----------      -----------

                      Increase in cash and cash equivalents                      1,113,000          232,000

CASH AND CASH EQUIVALENTS, beginning of year                                     1,257,000          575,000
                                                                               -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                       $ 2,370,000      $   807,000
                                                                               ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Income taxes paid                                                         $   332,000      $   282,000
                                                                               ===========      ===========

     Sale of partnership interests for note receivable                     $           -        $   124,000
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

     In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards 128 (FAS 128) "Earnings Per Share," which is effective for fiscal years ending after December 15, 1997. When adopted, FAS 128 will require the restatement of prior periods earnings per share. The Company will adopt FAS 128 the quarter ending February 28, 1998 and does not anticipate that its adoption will have a significant affect on earnings per share.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As of May 31, 1997, the Company, through its wholly-owned subsidiary Insty-Prints, had 285 franchise locations and one Company-owned store.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of sales for the periods indicated:

                                                      Quarter Ended       Six Months Ended
                                                          May 31,              May 31,
                                                     ----------------      ----------------
                                                     1997       1996       1997       1996
                                                     -----      -----      -----      -----
Revenues:
    Royalty fees                                      46.2%      39.2%      43.0%      39.5%
    Printing equipment, supplies and services         41.7       46.7       47.1       50.2
    Finance and other income                          12.1       14.1        9.9       10.3
                                                     -----      -----      -----      -----

    Total revenues                                   100.0      100.0      100.0      100.0
                                                     -----      -----      -----      -----

Costs and expenses:

    Costs of sales                                    33.7       38.4       38.7       41.6
    Selling, general and administrative expenses      36.2       34.7       34.8       33.5
    Amortization of goodwill                           2.2        2.0        2.3        2.3
                                                     -----      -----      -----      -----

    Total costs and expenses                          72.1       75.1       75.8       77.4
                                                     -----      -----      -----      -----

Income before provision for income taxes              27.9       24.9       24.2       22.6
Provision for income taxes                            10.3        9.2        8.9        8.4
                                                     -----      -----      -----      -----

Net income                                            17.6%      15.7%      15.3%      14.2%
                                                     =====      =====      =====      =====




FOR THE QUARTERS AND SIX MONTHS ENDED MAY 31, 1997 AND 1996

     Revenues. Total revenues for the three months ended May 31, 1997, consisting of royalties, sales of printing equipment, supplies and services, franchise fees and finance and other income, totaled $2,584,000, a decrease of $216,000 or 7.7% below the three months ended May 31, 1996. Total revenues for the six months ended May 31, 1997, of $5,042,000 were down 0.7% or $36,000 below the six months ended May 31, 1996.

     Royalty revenue increased to $1,193,000 in the second quarter of 1997 from $1,097,000 in 1996, an increase of 8.8%. For the six months ended May 31, 1997, royalty revenue was $2,166,000, an increase of 8.0% or $161,000 over the same period a year ago. Royalties increased primarily as a result of the increased sales by existing franchise locations. While the number of franchised locations decreased to 285 as of May 31, 1997 from 307 as of May 31, 1996, the reductions were primarily in low-performing locations and thus royalty revenue was minimally impacted.

     Sales of printing equipment, supplies and services for the second quarter of 1997 decreased to $1,077,000 from $1,309,000 for 1996, a decrease of 17.7%.
For the six months ended May 31, 1997, sales of products were $2,375,000 or 6.8% below the sales of $2,549,000 for the same period a year ago. The decrease in 1997 was primarily the result of decreased sales of printing related equipment and electronic publishing equipment. The drop in printing related equipment reflects store owner needs and the decrease in electronic publishing equipment results from discontinuing the selling of computers and certain related equipment.

     Finance and other income was $314,000 for the quarter ended May 31, 1997, which is $80,000 or 20.3% less than the same quarter a year ago. For the six months ended May 31, 1997, finance and other income was $501,000 or 4.4% less than the $524,000 for the same period a year ago. For the three and six month periods of 1997, the decreased revenues were primarily a result of decreased franchise fee income. Overall, franchise fee revenues are not significant in 1997 or 1996 due to the Company's emphasis during such periods on increasing existing franchise location sales and growth through acquisitions.

     Cost of Sales. Cost of sales decreased to $869,000 for the second quarter of 1997 from $1,074,000 for 1996, a decrease of 19.1% for the quarter. The decrease in the second quarter is the result of a related decrease in sales of printing and electronic publishing equipment. Six month cost of sales amounts totaled $1,953,000 in 1997, compared to $2,115,000 in 1996, a decrease of $162,000 or 7.7%, relating primarily to sales decreases. Average margins in products and services increased slightly to 17.7% for the six month period of 1997 compared to 17.0% for the six month period ended May 31, 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $936,000 for the second quarter 1997 compared to $971,000 for 1996, a decrease of 3.6%. Total expenses for the six months ended May 31, 1997 were $1,754,000 compared to $1,702,000 for 1996, representing a 3.1% increase. The increase in expenses was due primarily to increased compensation expense for salary increases, staff additions and incentive program accruals.

     Provision for Income Tax. The Company's effective combined federal and state income tax rate is estimated to be 37% for 1997 due primarily to the effect of state income taxes, non-taxable income on municipal securities and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ending May 31, 1997, the Company generated $1,041,000 from operating activities, an increase of $469,000 from $572,000 of funds provided from operating activities for the six month period of 1996. The increase in funds provided from operating activities was primarily attributable to an increase in net income, reduced inventories and increased accounts payable and other.

     The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

     Franchise owners may finance their equipment purchases through a $6,000,000 equipment financing facility established with First Bank Systems by Insty-Prints for the benefit of the franchise owners. This facility is guaranteed by IPI and Insty-Prints, whose contingent liability under this agreement is capped at $2,400,000. A loss reserve of $200,000 is recorded on the balance sheet at May 31, 1997, representing estimated losses on these guarantees, net of equipment value. The aggregate balance outstanding under this facility as of May 31, 1997 was approximately $3,718,000.

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

Item 4.        Submission of Matters to Vote of Security Holders
               Not applicable.

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

                    -------------------

                    *Filed herewith



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 11, 1997        IPI, Inc.

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