Form 10QSB
period 1997-08-31
IPI INC
filed 1997-10-09
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997.

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

Yes __X__     No _____

         As of October 9, 1997, there were 4,734,087 Common Shares outstanding.

                                    IPI, INC.
                                Table of Contents

                                                                            Page

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets as of August 31,
                   1997 and November 30, 1996.                               3

                   Condensed Consolidated Statements of Operations for the Three and Nine Months Ended August 31, 1997 and
                   August 31, 1996.                                          4

                   Condensed Consolidated Statements of Cash Flows for
                   the Nine Months Ended August 31, 1997 and August 31,
                   1996.                                                     5

                   Notes to Condensed Consolidated Financial Statements.     6


         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                      7-8

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                         9

         Item 2.   Changes in Securities                                     9

         Item 3.   Defaults Upon Senior Securities                           9

         Item 4.   Submission of Matters to Vote of Security Holders         9

         Item 5.   Other Information                                         9

         Item 6.   Exhibits and Reports of Form 8-K                          9

         Signatures                                                          10

PART I.  FINANCIAL INFORMATION

ITEM 1.

                            IPI, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     August 31, 1997   November 30,
                                                                       (Unaudited)         1996
                                                                      ------------     ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                        $  1,309,000     $  1,257,000
     Short-term investments                                              3,260,000        3,180,000
     Marketable equity securities                                        4,161,000             --
     Trade accounts receivable                                           1,685,000        1,298,000
     Current maturities of notes receivables, net of allowance for
         doubtful accounts of $187,000 and $187,000                        917,000          917,000
     Inventories                                                           344,000          398,000
     Prepaid expenses and other                                            153,000          167,000
     Deferred income taxes                                                 556,000          585,000
                                                                      ------------     ------------

         Total current assets                                           12,385,000        7,802,000
                                                                      ------------     ------------

PROPERTY AND EQUIPMENT:
     Property and equipment                                              1,126,000          914,000
     Less - Accumulated depreciation                                      (703,000)        (582,000)
                                                                      ------------     ------------

         Property and equipment, net                                       423,000          332,000

NOTES RECEIVABLE, net of current maturities and allowance for
     doubtful accounts of $725,000 and $607,000                          1,994,000        2,452,000

GOODWILL AND OTHER INTANGIBLES, net of accumulated
     amortization of $1,106,000 and $933,000                             3,446,000        3,619,000
                                                                      ------------     ------------

                                                                      $ 18,248,000     $ 14,205,000
                                                                      ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                 $    542,000     $    429,000
     Accrued compensation                                                  266,000          296,000
     Accrued financing liabilities                                         200,000          200,000
     Deferred revenues                                                     136,000           91,000
     Margin account due                                                  2,477,000             --
     Other accrued liabilities                                             559,000          409,000
                                                                      ------------     ------------

         Total current liabilities                                       4,180,000        1,425,000
                                                                      ------------     ------------

SHAREHOLDERS' EQUITY:
     Common Stock, $.01 par value, 15,000,000 shares authorized:
         4,734,087 shares issued and outstanding                            47,000           47,000
     Additional paid-in capital                                         15,584,000       15,584,000
     Accumulated deficit                                                (1,612,000)      (2,851,000)
     Unrealized gain on securities                                          49,000             --
                                                                      ------------     ------------

         Total shareholders' equity                                     14,068,000       12,780,000
                                                                      ------------     ------------

                                                                      $ 18,248,000     $ 14,205,000
                                                                      ============     ============

       The accompanying notes are an integral part of these consolidated balance sheets.

                            IPI, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended           Nine Months Ended
                                                             August 31,                 August 31,
                                                     ------------------------    ------------------------
                                                        1997          1996          1997          1996
                                                     ----------    ----------    ----------    ----------
REVENUES:
     Royalty fees                                    $1,118,000    $1,046,000    $3,284,000    $3,051,000
     Printing equipment, supplies and services        1,281,000     1,498,000     3,656,000     4,047,000
     Finance and other income                           198,000       242,000       699,000       766,000
                                                     ----------    ----------    ----------    ----------

     Total revenues                                   2,597,000     2,786,000     7,639,000     7,864,000

COSTS AND EXPENSES:
     Cost of sales                                    1,054,000     1,270,000     3,007,000     3,385,000
     Selling, general and administrative expenses       739,000       793,000     2,493,000     2,495,000
     Amortization of goodwill                            58,000        58,000       173,000       173,000
                                                     ----------    ----------    ----------    ----------

     Total costs and expenses                         1,851,000     2,121,000     5,673,000     6,053,000
                                                     ----------    ----------    ----------    ----------

     Income before provision for income                 746,000       665,000     1,966,000     1,811,000
         taxes

PROVISION FOR INCOME TAXES                              276,000       246,000       727,000       670,000
                                                     ----------    ----------    ----------    ----------

NET INCOME                                           $  470,000    $  419,000    $1,239,000    $1,141,000
                                                     ==========    ==========    ==========    ==========

NET INCOME PER COMMON SHARE                          $     0.10    $     0.09    $     0.26    $     0.24
                                                     ==========    ==========    ==========    ==========

WEIGHTED AVERAGE NUMBER OF
     COMMON AND COMMON SHARE
     EQUIVALENTS OUTSTANDING                          4,734,000     4,734,000     4,734,000     4,734,000
                                                     ==========    ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated statements.

                            IPI, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                               August 31,
                                                                     ---------------------------
                                                                         1997            1996
                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                      $ 1,239,000     $ 1,141,000
     Adjustments to reconcile net income to net cash provided by operating activities -
              Depreciation and amortization                              294,000         242,000
              Net change in other operating items:
                  Trade accounts receivable                             (387,000)       (164,000)
                  Inventories                                             54,000        (129,000)
                  Prepaid expenses and other                              14,000          47,000
                  Accounts payable, accrued liabilities and other        278,000        (186,000)
                                                                     -----------     -----------

                      Net cash provided by operating activities        1,492,000         951,000
                                                                     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equity securities                                    (1,606,000)           --
     Short-term investments, net                                         (80,000)       (100,000)
     Purchase of property and equipment, net                            (212,000)       (221,000)
     Change in notes receivable, net                                     458,000        (207,000)
                                                                     -----------     -----------

                      Net cash (used for) investing activities        (1,440,000)       (528,000)
                                                                     -----------     -----------

                      Increase in cash and cash equivalents               52,000         423,000

CASH AND CASH EQUIVALENTS, beginning of year                           1,257,000         575,000
                                                                     -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                             $ 1,309,000     $   998,000
                                                                     ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                               $   552,000     $   606,000
                                                                     ===========     ===========

     Sale of partnership interests for note receivable               $      --       $   124,000
                                                                     ===========     ===========

     Marketable securities purchased on margin                       $ 2,477,000     $      --
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

     In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards 128 (FAS 128) "Earnings Per Share," which is effective for fiscal years ending after December 15, 1997. When adopted, FAS 128 will require the restatement of prior periods earnings per share. The Company will adopt FAS 128 the quarter ending February 28, 1998 and does not anticipate that its adoption will have a significant effect on earnings per share.

     In August 1997, marketable equity securities were purchased to enhance returns on cash funds. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, these securities are shown on the balance sheet at market value and unrealized gains (losses) are reflected as a separate component of shareholders equity, net of related income taxes.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As of August 31, 1997, the Company, through its wholly-owned subsidiary Insty-Prints, had 277 franchise locations and one Company-owned store.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of sales for the periods indicated:

                                                     Quarter Ended      Nine Months Ended
                                                       August 31,          August 31,
                                                    ---------------     ---------------
                                                     1997      1996      1997      1996
                                                    -----     -----     -----     -----
Revenues:
    Royalty fees                                     43.0%     37.5%     43.0%     38.8%
    Printing equipment, supplies and services        49.4      53.8      47.9      51.5
    Finance and other income                          7.6       8.7       9.1       9.7
                                                    -----     -----     -----     -----

    Total revenues                                  100.0     100.0     100.0     100.0
                                                    -----     -----     -----     -----

Costs and expenses:
    Costs of sales                                   40.6      45.6      39.4      43.1
    Selling, general and administrative              28.5      28.4      32.6      31.7
    expenses
    Amortization of goodwill                          2.2       2.1       2.3       2.2
                                                    -----     -----     -----     -----

    Total costs and expenses                         71.3      76.1      74.3      77.0
                                                    -----     -----     -----     -----

Income before provision for income taxes             28.7      23.9      25.7      23.0
Provision for income taxes                           10.6       8.8       9.5       8.5
                                                    -----     -----     -----     -----

Net income                                           18.1%     15.1%     16.2%     14.5%
                                                    =====     =====     =====     =====

FOR THE QUARTERS AND NINE MONTHS ENDED AUGUST 31, 1997 AND 1996

     Revenues. Total revenues for the three months ended August 31, 1997, consisting of royalties, sales of printing equipment, supplies and services, franchise fees and finance and other income, totaled $2,597,000, a decrease of $189,000 or 6.8% below the three months ended August 31, 1996. Total revenues for the nine months ended August 31, 1997, of $7,639,000 were $225,000 or 2.9% below the nine months ended August 31, 1996.

     Royalty revenue increased to $1,118,000 in the third quarter of 1997 from $1,046,000 in 1996, an increase of 6.9%. For the nine months ended August 31, 1997, royalty revenue was $3,284,000, an increase of 7.6% or $233,000 over the same period a year ago. Royalties increased primarily as a result of the increased sales by existing franchise locations. While the number of franchised locations decreased to 277 as of August 31, 1997 from 307 as of August 31, 1996, the reductions were primarily in low-performing locations and thus royalty revenue was minimally impacted.

     Sales of printing equipment, supplies and services for the third quarter of 1997 decreased to $1,281,000 from $1,498,000 for 1996, a decrease of 14.5%. For the nine months ended August 31, 1997, sales of products were $3,656,000 or 9.7% below the sales of $4,047,000 for the same period a year ago. The decrease in 1997 was primarily the result of decreased sales of printing related equipment and electronic publishing equipment. The drop in printing related equipment reflects store owner needs and the decrease in electronic publishing equipment results from discontinuing the selling of computers and certain related equipment.

     Finance and other income was $198,000 for the quarter ended August 31, 1997, which is $44,000 or 18.2% less than the same quarter a year ago. For the nine months ended August 31, 1997, finance and other income was $699,000 or 8.7% less than the $766,000 for the same period a year ago. For the three and nine month periods of 1997, the decreased revenues were primarily a result of decreased franchise fee income. Overall, franchise fee revenues are not significant in 1997 or 1996 due to the Company's emphasis during such periods on increasing existing franchise location sales and growth through acquisitions.

     Cost of Sales. Cost of sales decreased to $1,054,000 for the third quarter of 1997 from $1,270,000 for 1996, a decrease of 17.0% for the quarter. The decrease in the third quarter is the result of a related decrease in sales of printing and electronic publishing equipment. Nine month cost of sales amounts totaled $3,007,000 in 1997, compared to $3,385,000 in 1996, a decrease of $378,000 or 11.1%, relating primarily to sales decreases. Average margins in products and services increased slightly to 17.7% for the nine month period of 1997 compared to 16.3% for the nine month period ended August 31, 1996, primarily due to a change in product mix.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $739,000 for the third quarter 1997 compared to $793,000 for 1996, a decrease of 6.8%. Total expenses for the nine months ended August 31, 1997 were $2,493,000 compared to $2,495,000 for 1996.

     Provision for Income Tax. The Company's effective combined federal and state income tax rate is estimated to be 37% for 1997 due primarily to the effect of state income taxes, non-taxable income on municipal securities and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ending August 31, 1997, the Company generated $1,492,000 from operating activities, an increase of $541,000 from $951,000 of funds provided from operating activities for the nine month period of 1996. The increase in funds provided from operating activities was primarily attributable to an increase in net income, reduced inventories and increased accounts payable and other, offset by an increase in trade accounts receivable.

     The Company has no bank debt or credit facility; however, incurred a short-term obligation during the quarter ended August 31, 1997 for a margin account on the purchase of equity securities. Subsequent to quarter end, the margin account was paid off through the retirement of short-term investments. Operations are funded from cash generated by the business.

     Franchise owners may finance their equipment purchases through a $6,000,000 equipment financing facility established with First Bank Systems by Insty-Prints for the benefit of the franchise owners. This facility is guaranteed by IPI and Insty-Prints, whose contingent liability under this agreement is capped at $2,400,000. A loss reserve of $200,000 is recorded on the balance sheet at August 31, 1997, representing estimated losses on these guarantees, net of equipment value. The aggregate balance outstanding under this facility as of August 31, 1997 was approximately $3,386,000.

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

Item 2.   Changes in Securities
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          Not applicable.

Item 4.   Submission of Matters to Vote of Security Holders
          In August 1997, proxy statements were mailed to the holders of record of 4,734,087 shares of common stock to solicit proxies in connection with two Special Shareholders Meetings held on August 26, 1997. A proposal was submitted at each meeting to a vote of shareholders, as follows:

          (1) "RESOLVED, that pursuant to Section 302A.671, Subd. 4a, of the Minnesota Business Corporation Act, full voting rights are hereby granted to all shares of common stock, par value $.01 ("Common Stock"), of IPI, Inc. (the "Company") that are, or become, beneficially owned by Marshall Financial Group, Inc. ("MFG"), regardless of whether such shares were or are acquired in a control share acquisition, as defined in Section 302A.011, Subd. 38, or otherwise, provided that this resolution shall not give MFG authority to exercise in excess of 50% of the total voting power of the shares of the Company, regardless of the number of shares that MFG shall beneficially own, without further compliance with Section 302A.671 if such compliance is required at the time of such further acquisition." This matter was approved by a vote of the shareholders with 2,016,695 voting yes; 1,000 voting no; and zero shares withheld. Shares totaling 1,944,687 were deemed to be "interested shares" and were not entitled to vote on this matter.

          (2) "RESOLVED, that Article 4 of the Amended and Restated Articles of Incorporation of IPI, Inc., as amended to date, be amended by adding
          Article 4.4 to read in its entirety as follows:
          Article 4.4. Control Share Acquisitions. Minn. Stat. ss.302A.671 (the "Control Share Acquisition Provisions") shall not apply to any "control share acquisition" (as defined in Minn. Stat. ss.302A.011) of shares of Common Stock of the Corporation, and any and all shares acquired by any "acquiring person" (as defined in Minn. Stat. ss.302A.011) shall have full and equal voting rights notwithstanding such Control Share Acquisition Provisions." This matter was approved by a vote of the shareholders with 3,627,095 voting yes; 2,100 voting no; and zero shares withheld.

Item 5.   Other Information
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K                                  Page

          (a)  Exhibits.
               *11    Statement Re: Computation of per share earnings        11
               *27    Financial Data Schedule                                12

          (b)  Reports on Form 8-K.
               No reports on Form 8-K were filed during the quarter for which this report is filed.

               *Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 9, 1997          IPI, Inc.


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