Form 10KSB
period 1997-11-30
IPI INC
filed 1998-02-17
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act. For the transition period from _________ to _________

Commission file number               0-23902
                      ----------------------------------------------------------

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
         (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
         Title of each class           Name of each exchange on which registered

----------------------------------     -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

         COMMON STOCK, $.01 PAR VALUE
--------------------------------------------------------------------------------
                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $10,303,000.

     As of February 11, 1998, 4,734,087 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based on the average bid and asked price of these shares on the NASDAQ Small Cap Market held by non-affiliates was approximately $4,117,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement for Annual Meeting of Shareholders, March 17, 1997 ("Proxy Statement") - Part III

     Transitional Small Business Disclosure Format: Yes ____ No __X__

     Exhibit Index located on Page 24

                                    IPI, INC.
                            FORM 10-KSB ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

                                Table of Contents

PART I                                                                      PAGE
                                                                            ----
     Item 1.      Description of Business.                                   3
     Item 2.      Description of Properties.                                 5
     Item 3.      Legal Proceedings.                                         6
     Item 4.      Submission of Matters to a Vote of Security Holders.       6

PART II

     Item 5.      Market For Common Equity and Related Stockholder Matters.  6
     Item 6.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                   7
     Item 7.      Financial Statements.                                      9
     Item 8.      Changes in and Disagreements With Accountants on
                      Accounting and Financial Disclosure                   23

PART III

     Item 9.      Directors, Executive Officers, Promoters and Control
                      Persons, Compliance With Section 16(a) of the
                      Exchange Act.                                         23
     Item 10.     Executive Compensation.                                   23
     Item 11.     Security Ownership of Certain Beneficial Owners and
                      Management.                                           23
     Item 12.     Certain Relationships and Related Transactions.           23
     Item 13.     Exhibits and Reports on Form 8-K.                         24

SIGNATURES                                                                  25

                            IPI, INC. AND SUBSIDIARY

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     IPI, Inc. (the "Company"), a Minnesota corporation, was incorporated in 1983 to acquire 100% of the stock of Insty-Prints, Inc. ("Insty-Prints"). Insty-Prints is a wholly owned subsidiary of the Company. The Company, through approximately 270 franchise locations with the "Insty-Prints" trade name, offers full-service business printing, focusing on the fast-turnaround market. The Company's franchise owners provide a wide variety of services primarily to business customers, ranging from the printing of simple business cards to reproducing digitally enhanced color transparencies. The Company's growth strategy has included acquisitions. In June 1995, the Company acquired the franchise contracts and certain notes receivable of Copy Boy Corporation ("Copy Boy"), a franchisor of 21 fast-turnaround business printing locations in the Phoenix and Tucson markets. All 21 Copy Boy stores subsequently converted to new Insty-Prints 20 year franchise contracts. In March 1994, the Company acquired all the outstanding stock of The Printhouse Express, Inc. ("Printhouse") from a franchisor of full service business printing centers, primarily in the Washington D.C. area. Printhouse had 19 locations when acquired, all of which subsequently converted to Insty-Prints stores. Effective November 30, 1994, Printhouse was merged into Insty-Prints.

INDUSTRY

     Industry sources estimate that the quick printing industry consists of approximately 35,000 business locations nationwide. Of all quick printing locations, only approximately 4,300 are franchised, according to current International Franchise Association information. Aggregate demand for fast turnaround business printing has increased in recent years due to significant advances in printing and copying technology, expanded services offered and the reduction of in-house printing operations. The emergence of desktop publishing, color copying and digital pre-press technology has allowed quick printers to produce smaller copying and printing runs economically, shifting demand from commercial printers to fast turn-around business printers. As a result, small businesses, which previously could not afford the services of a professional printer, can now utilize the services of quick printers on a cost-effective basis. These advances in technology have also resulted in an expanded array of services offered by quick printing locations, attracting new customers and increasing sales to existing customers. In addition, corporate down-sizing in the 1990's has eliminated many internal printing functions, thereby increasing the demand for external printing operations.

BUSINESS PRINTING SERVICES

     An Insty-Prints franchise location provides a wide array of services, including graphic design, typesetting, desktop publishing, color printing, high volume and color copying, and bindery. Insty-Prints franchise owners target as customers small to medium sized businesses, departments of larger businesses, and in-house printing operations. Insty-Prints franchise owners provide their customers with fast turn-around, high quality service on short run printing and copying (normally between 2,000 and 5,000 copies) and smaller format printing and copying (which includes documents up to 11 inches by 17 inches in size). Services provided may include the production of business cards, business stationery, envelopes, business forms, brochures, pamphlets, manuals and overhead color transparencies. In addition, Insty-Prints is introducing the use of digital transfer technology to its franchise system. This will allow customers to deliver completed documents by means of diskette or modem for printing or reproduction at a franchise location. Typically, approximately 70% of revenues in any given location are derived from printing and copying services and the remaining revenues are derived from graphic design, binding and other services.

     The typical Insty-Prints location is owner-operated and generally has three to six employees, including an experienced graphic designer and an experienced press operator. Insty-Prints recommends that franchise owners seek locations with approximately 1,800 to 2,500 square feet in areas of high business concentration. The cost to a prospective franchise owner to open an Insty-Prints location typically ranges from $266,000 to $330,000 and includes, among other things, the franchise or initial fee, the training and development fee, cost of equipment and signage, and working capital.

     As of December 31, 1997, the Company had one corporate store and 217 separate Insty-Prints franchise owners that operated 269 print center locations. The average revenues per location for those reporting for the full calendar year ended December 31, 1997 were approximately $501,000. No single location, and no single franchise owner, accounted for more than 5% of all system revenues for the calendar year ended December 31, 1997.

     In August 1995, the Company established a second wholly owned subsidiary, Digital Output Center ("DOCs") to explore and develop digital graphics, communications and reproduction services. DOCs opened in March 1996. In November 1996, DOCs was merged into the Company and operates as a separate division.

     In late 1996, the Company sold and executed a Master Franchise Agreement ("MFA") covering the country of Poland. The agreement provided for a development schedule of store openings. The first Insty-Prints location under the Poland MFA opened in February 1997.

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

         Retail Advertising and Marketing. Insty-Prints encourages franchise owners to conduct local market and in-store advertising through a co-op advertising program known as the Advertising Fund. Under this program, each franchise owner is reimbursed for 50% of qualified advertising expenditures up to a maximum of 70% of such owner's annual contribution to the Advertising Fund. The Advertising Fund is funded by each franchise owner contributing 2% of its monthly gross revenues up to a maximum of $15,000 per calendar year. Insty-Prints develops and creates on behalf of the Advertising Fund, a variety of in-store promotional materials and identity signage, radio spots, newspaper advertisements and telemarketing programs which the individual franchise owners can use.

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

         Training. The Company strives to provide franchise owners with up-to-date educational materials and training support. Upon opening a new store, each franchise owner attends a comprehensive training program provided by Insty-Prints. Included in this initial training, representatives from the Company assist each new owner in developing a one-year business plan and provides on-site support during the first week in business. To assist all franchise owners in keeping up-to-date on all current industry and technology changes, Insty-Prints sends out newsletters, technical bulletins, educational materials, conducts on-going training sessions at its corporate headquarters and at four annual regional meetings and provides seminars and workshops as part of a three day national "family reunion."

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

         Equipment Financing. The Company and Insty-Prints guarantee certain loans made by FBS Business Finance Corporation to individual franchise owners for the purchase or lease of certain capital equipment. Through this facility, the Company makes credit available for these small businesses that may have limited access to capital.

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

TRADEMARKS, SERVICE MARKS AND COPYRIGHTS

     The Company has 13 trademark and service mark registrations on its product names from the United States Patent and Trademark Office. In addition, Insty-Prints holds three copyrights on various advertising and instructional materials. With the exception of the registration of the trademark "Insty-Prints" with the state of Minnesota, none of the above marks are registered with any state. There are no agreements currently in effect which significantly limit the rights of the Company to use or license the use of such trademarks, service marks, trade names, logotypes or other commercial symbols ("Marks") in any manner material to a franchise owner.

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

EMPLOYEES

     As of November 30, 1997, the Company had 31 full time employees. Additionally, there were 6 employees in one company owned print center and 7 employees in the DOCs Division. The Company believes that its relations with its employees are satisfactory.


ITEM 2. DESCRIPTION OF PROPERTIES.

     The Company leases its headquarters in a 13,246 square foot office/warehouse facility in Eden Prairie, Minnesota. The lease term expires September 30, 2000 with current annual rent payments of $134,927. The Company has options to extend the term for 5 additional years.

     The Company leases facilities for the company owned Insty-Prints center and the DOCs Division, as follows:

  Location                        Size of Store   Maturity   Base Lease Payment
  --------                        -------------   --------   ------------------
  Company store, Minneapolis, MN   3,245 sq ft    12/31/98    $39,785 annually
  DOCs, Charlotte, NC              3,180 sq ft    2/28/01     $42,780 annually


ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to certain claims arising in the ordinary course of business. Certain complaints are unclear as to the amount of damages being sought by the plaintiffs. The Company has filed counteractions in certain cases, and discovery proceedings are in process. The ultimate outcome of the litigation cannot presently be determined; however, in the opinion of management, the outcome of such claims is not expected to be material to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended November 30, 1997.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is traded on the NASDAQ Small Cap Market under the symbol: INST. The following table sets forth the high and low bid prices for each quarter as reported by NASDAQ for the periods indicated. Such quotations reflect interdealer prices, without retail markup, markdown or commission, and may not necessary reflect actual transactions. The Company's stock began trading publicly during the third quarter of fiscal 1994 (June 6, 1994) and was not traded prior to such date.

                             Fiscal 1997                     Fiscal 1996
                             Common Stock                    Common Stock
                             ------------                    ------------
           Quarter       High Bid      Low Bid          High Bid       Low Bid
           -------       --------      -------          --------       -------
           First            $4          $3-1/4           $4-3/8           $4
           Second           $4          $3-1/4           $4-3/8           $4
           Third          $4-3/8        $3-7/8           $4-3/8           $4
           Fourth         $5-1/2        $3-3/4           $4-3/8         $3-1/4

     No dividends have been paid on the Common Stock since the public offering. The Company currently intends to retain earnings for use in operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

     The last reported sales price as of February 11, 1998 of the Company's Common Stock was $4.25.

     As of February 11, 1998, there were approximately 330 holders of record of Common Stock.

     There were no recent sales of non-registered stock by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR 2000

      The Company has hired a consulting firm to assist in identifying and resolving any potential significant issues related to the Year 2000. The Year 2000 issues relate to the problems that arise if computer systems are not century-enabled. Systems that have used two digits to recognize years may interpret a "00" to be 1900 versus 2000, thus causing date sensitive activities to fail. Management believes the cost of this undertaking will not be material and does not envision any significant Year 2000 problems. However, due to unknown events and/or circumstances, the actual costs of the Year 2000 issues may be materially different than anticipated.

OVERVIEW

     As of December 31, 1997, the Company, through its wholly-owned subsidiary Insty-Prints, had 269 franchises and one Company-owned store. Included in the 269 franchise locations are 21 former Copy Boy stores and 19 former Printhouse stores, which were acquired in June 1995 and March 1994, respectively. All such locations subsequently converted to Insty-Prints stores.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of sales for the periods indicated:

                                                           Fiscal Year Ended November 30,
                                                          --------------------------------
                                                           1997         1996         1995
                                                          --------------------------------
    Royalty fees                                           43.4%        39.5%        37.4%
    Printing equipment, supplies and services              46.8         50.9         54.8
    Franchise fees                                          1.3          2.5          1.4
    Finance and other income                                8.5          7.1          6.4
                                                          -----        -----        -----
    Total Revenues                                        100.0        100.0        100.0
                                                          -----        -----        -----
    Costs and expenses:

         Cost of sales                                     38.4         42.8         46.7
         Selling, general and administrative               32.9         31.5         30.2
         Amortization of goodwill and other intangibles     2.2          2.2          1.8
                                                          -----        -----        -----
    Total costs and expenses                               73.5         76.5         78.7
                                                          -----        -----        -----
    Income before provision for income taxes               26.5         23.5         21.3
         Provision for income taxes                         9.8          8.7          8.1
                                                          -----        -----        -----

    Net income                                             16.7%        14.8%        13.2%
                                                          =====        =====        =====

FISCAL YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

REVENUES

     Total revenues, consisting of royalties, sales of printing equipment supplies and services, franchise fees, and finance and other income, were $10,303,000 in 1997, compared to $10,384,000 in 1996 and $10,281,000 in 1995.
The 1997 and 1996 revenues include 12 months of operations of 21 Copy Boy franchise contracts acquired on June 1, 1995 compared to only 6 months of operations in 1995.

     Royalty revenue increased 9% to $4,470,000 in 1997 from $4,102,000 in 1996. Royalties for 1995 were $3,842,000, resulting in an annual increase of 6.8% in 1996 compared to 1995. Royalty increases in 1997 were primarily as a result of increased sales by franchise owners. Calendar year average annualized sales per location open and reporting for the complete 12 month period were $501,000 for 1997, $445,000 for 1996 and $418,000 for 1995. As of December 31, 1997, there were 270 franchise and company owned locations compared to 294 as of December 31, 1996 and 313 as of December 31, 1995. The reduced number of franchise locations in 1997 compared to 1996 and 1995 resulted primarily from the closing of underperforming stores and thus did not significantly impact royalty income.

     Sales of printing equipment, supplies and services were $4,817,000 in 1997 compared to $5,286,000 in 1996, a decrease of 8.9%, and were $5,633,000 in 1995, resulting in a decrease of 6.2% between 1996 and 1995. The decrease in sales in 1997 primarily resulted from the elimination of selling certain electronic publishing products and envelopes. The four largest sale items over the past three years as a percent of total sales were as follows:

                                               1997        1996         1995
                                               ------------------------------
                  Printing Equipment           16.0%       15.9%        25.6%
                  Direct Mail                  21.7        20.8         20.9
                  Copier Supplies              23.7        20.7         17.4
                  Electronic Publishing        11.0        14.1         15.3
                  Other                        27.6        28.5         20.8
                                               ----       -----        -----
                                              100.0%      100.0%       100.0%
                                              =====       =====        =====

     Franchise fee revenues were not significant in 1997, 1996 or 1995 due to the Company's emphasis on growth through acquisitions and increasing existing franchise location sales rather than seeking to add new locations by sales of new franchises.

     Finance and other income was $878,000 in 1997 compared to $741,000 in 1996, an increase of 18.5% in 1997 and was $658,000 in 1995. Finance and other income increased in 1997 as interest and individual income increased due to higher yielding investments and an increased level of invested funds. Cash and investments outstanding were $7,108,000 at November 30, 1997 compared to $4,437,000 at November 30, 1996.

COST OF SALES.

     Cost of sales were $3,951,000 in 1997 compared to $4,444,000 in 1996, a decrease of 11.1%, and were $4,804,000 for 1995, resulting in a 7.5% decrease in 1996. The decrease in the comparative fiscal years was directly related to the reduced level of the sales of printing equipment, supplies and services. Margins on the sales of products and services were 18.0% in 1997, 15.9% in 1996 and 14.7% in 1995. Margins in 1997 increased over 1996 due to improved margins on the sale of consumable products and the direct mail program and as a result of reduced sales of lower margin products, such as envelopes and certain electronic publishing equipment. Margins increased in 1996 over 1995 due to improved margins on equipment sales and a reduced level of lower margin equipment sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $3,393,000 in 1997 compared to $3,273,000 in 1996, an increase of 3.7%, and were $3,101,000 in 1995, an increase of 5.5% in 1996. Increases in expenses for 1997 reflect normal compensation increases, an additional staff member, increased consulting fees and general inflationary increases for other operating costs. The increase in 1996 reflects normal compensation increases, the start-up costs of DOCs and was offset somewhat by the reversal of certain reorganization costs accrued in 1995 but not realized in 1996.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     The increase in amortization of goodwill and other intangibles for 1996 compared to 1995 is due to the Copy Boy acquisition on June 1, 1995.

INCOME TAX EXPENSE

     The Company's effective combined federal and state income tax rate was 37% in 1997, 37% in 1996 and 38% in 1995. Federal and state income taxes paid were $875,000 in 1997, $916,000 for 1996 and $751,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal year 1997, the Company generated $2,446,000 from operating activities, compared to $1,682,000 in fiscal 1996 and $1,224,000 in fiscal 1995. For fiscal 1997, cash was principally used to purchase marketable equity securities and fund equipment purchases. To support these transactions, funds generated from operations as well as from the sale of short-term investments and the payoff of franchisee notes receivable were utilized. Marketable equity securities purchased totaled $5,089,000 as of November

30, 1997. For fiscal 1996, cash was principally used to purchase short-term investments, fund loans to franchisees and invest in equipment and leasehold improvements for DOCs.

     Management believes the current cash, short term and marketable equity investment balances as well as future cash flow from operations should be sufficient to fund future growth and other on-going operational needs.

     The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

     Franchise owners may finance their equipment purchases through a $6,000,000 equipment financing facility established with FBS Business Finance Corporation by Insty-Prints for the benefit of the franchise owners. This facility is guaranteed by the Company and Insty-Prints, whose contingent liability under this agreement is capped at $2,400,000 annually. A loss reserve of $200,000 is recorded on the balance sheet at November 30, 1997, representing estimated losses on this guarantee. The aggregate balance outstanding under this facility as of November 30, 1997 was $3,441,000.


ITEM 7. FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
     Report of Independent Public Accountants                                10
     Consolidated Balance Sheets as of November 30, 1997 and 1996            11
     Consolidated Statements of Operations for Each of the Three Years
         in the Period Ended November 30, 1997, 1996 and 1995                13
     Consolidated Statements of Shareholders' Equity for Each of the Three
         Years in the Period Ended November 30, 1997, 1996 and 1995          14
     Consolidated Statements of Cash Flows for Each of the Three Years in
         the Period Ended November 30, 1997, 1996 and 1995                   15
     Notes to Consolidated Financial Statements                              16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To IPI, Inc.:

We have audited the accompanying consolidated balance sheets of IPI, Inc. (a Minnesota corporation) and Subsidiary as of November 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IPI, Inc. and Subsidiary as of November 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles.



                                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
January 16, 1998

                            IPI, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets


                                                                        November 30
                                                               -----------------------------
                                                                  1997               1996
                                                               ------------     ------------
                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                   $  1,294,000     $  1,257,000
   Short-term investments                                           800,000        3,180,000
   Marketable equity securities                                   5,014,000             --
   Trade accounts receivable, net                                 1,274,000        1,298,000
   Current maturities of notes receivable, net of allowance
      for losses of $163,000 and $187,000 (Note 2)                  987,000          917,000
   Inventories                                                      315,000          398,000
   Prepaid expenses and other                                       119,000          167,000
   Deferred income taxes (Note 3)                                   593,000          585,000
                                                               ------------     ------------
               Total current assets                              10,396,000        7,802,000
                                                               ------------     ------------

PROPERTY AND EQUIPMENT:
   Property and equipment                                         1,356,000          914,000
   Less - Accumulated depreciation and amortization                (790,000)        (582,000)
                                                               ------------     ------------
               Property and equipment, net                          566,000          332,000
NOTES RECEIVABLE, net of current maturities and allowance
   for losses of $522,000 and $607,000 (Note 2)                   1,852,000        2,452,000
GOODWILL AND OTHER INTANGIBLES, net (Note 1)                      3,388,000        3,619,000
                                                               ------------     ------------
                                                               $ 16,202,000     $ 14,205,000
                                                               ============     ============


The accompanying notes are an integral part of these consolidated balance sheets.

                            IPI, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                                  (Continued)


                                                                                November 30
                                                                       -----------------------------
                                                                           1997             1996
                                                                       ------------     ------------
               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                    $    417,000     $    429,000
   Accrued compensation                                                     411,000          296,000
   Accrued financing liabilities (Note 8)                                   200,000          200,000
   Deferred revenues                                                         52,000           91,000
   Other accrued liabilities                                                563,000          409,000
                                                                       ------------     ------------
               Total current liabilities                                  1,643,000        1,425,000
                                                                       ------------     ------------
LONG-TERM CAPITAL LEASE OBLIGATIONS                                         107,000             --

COMMITMENTS AND CONTINGENCIES (Notes 4 & 8)

SHAREHOLDERS' EQUITY (Note 4):
   Common stock, $.01 par value, 15,000,000 shares authorized,
      4,734,000 and 4,734,000 shares issued and outstanding                  47,000           47,000
   Additional paid-in capital                                            15,584,000       15,584,000
   Accumulated deficit                                                   (1,132,000)      (2,851,000)
   Unrealized loss on marketable securities available for sale, net
      of related income tax effects                                         (47,000)            --
                                                                       ------------     ------------
               Total shareholders' equity                                14,452,000       12,780,000
                                                                       ------------     ------------
                                                                       $ 16,202,000     $ 14,205,000
                                                                       ============     ============


The accompanying notes are an integral part of these consolidated balance sheets.

                            IPI, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations


                                                                For the Years Ended November 30
                                                           -----------------------------------------
                                                              1997           1996           1995
                                                           -----------    -----------    -----------
REVENUES:
   Royalty fees                                            $ 4,470,000    $ 4,102,000    $ 3,842,000
   Printing equipment, supplies and services                 4,817,000      5,286,000      5,633,000
   Franchise fees                                              138,000        255,000        148,000
   Finance and other income                                    878,000        741,000        658,000
                                                           -----------    -----------    -----------
               Total revenues                               10,303,000     10,384,000     10,281,000
                                                           -----------    -----------    -----------
COSTS AND EXPENSES:
   Cost of sales                                             3,951,000      4,444,000      4,804,000
   Selling, general and administrative expenses              3,393,000      3,273,000      3,101,000
   Amortization of goodwill and other intangibles              231,000        231,000        183,000
                                                           -----------    -----------    -----------
               Total costs and expenses                      7,575,000      7,948,000      8,088,000
                                                           -----------    -----------    -----------
               Income before provision for income taxes      2,728,000      2,436,000      2,193,000

PROVISION FOR INCOME TAXES                                   1,009,000        903,000        833,000
                                                           -----------    -----------    -----------
NET INCOME                                                 $ 1,719,000    $ 1,533,000    $ 1,360,000
                                                           ===========    ===========    ===========
NET INCOME PER COMMON SHARE                                $       .36    $       .32    $       .29
                                                           ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING                      4,734,000      4,734,000      4,684,000
                                                           ===========    ===========    ===========


 The accompanying notes are an integral part of these consolidated statements.

                            IPI, INC. AND SUBSIDIARY

                Consolidated Statements of Shareholders' Equity


                                  Common Stock
                              --------------------     Additional                  Unrealized
                               Shares                   Paid-In      Accumulated     Loss on
                               Issued      Amount       Capital        Deficit      Securities       Total
                              ---------    -------    -----------    -----------     --------     ------------
BALANCE,
  November 30, 1994           4,634,000     46,000    $15,345,000    $(5,744,000)        --       $  9,647,000

Shares issued to acquire
  Copy Boy assets (Note 5)      100,000      1,000        239,000           --           --            240,000
Net income                         --         --             --        1,360,000         --          1,360,000
                              ---------    -------    -----------    -----------     --------     ------------
BALANCE,
  November 30, 1995           4,734,000     47,000     15,584,000     (4,384,000)        --         11,247,000

                              ---------    -------    -----------    -----------     --------     ------------
Net income                         --         --             --        1,533,000         --          1,533,000
                              ---------    -------    -----------    -----------     --------     ------------
BALANCE,
  November 30, 1996           4,734,000     47,000     15,584,000     (2,851,000)        --         12,780,000

                              ---------    -------    -----------    -----------     --------     ------------
Net income                         --         --             --        1,719,000         --          1,719,000
Unrealized loss on
  marketable securities
  available for sale, net
  of related income tax
  effects                          --         --             --             --        (47,000)         (47,000)
                              ---------    -------    -----------    -----------     --------     ------------

BALANCE,
  November 30, 1997           4,734,000    $47,000    $15,584,000    $(1,132,000)    $(47,000)    $ 14,452,000
                              =========    =======    ===========    ===========     ========     ============


  The accompanying notes are an integral part of these consolidated statements.

                            IPI, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows


                                                                           For the Years Ended November 30
                                                                     -------------------------------------------
                                                                        1997            1996            1995
                                                                     -----------     -----------     -----------
OPERATING ACTIVITIES:
   Net income                                                        $ 1,719,000     $ 1,533,000     $ 1,360,000
   Adjustments to reconcile net income to net cash provided by operating activities-
         Depreciation and amortization                                   391,000         346,000         272,000
         Deferred income taxes                                            20,000         (54,000)        (59,000)
         Net change in other operating items:
            Trade accounts receivable                                     24,000         187,000        (231,000)
            Inventories                                                   83,000        (132,000)        (85,000)
            Prepaid expenses and other                                    48,000          52,000         (84,000)
            Accounts payable, deferred revenues and other accrued
               liabilities                                               161,000        (250,000)         51,000
                                                                     -----------     -----------     -----------
               Net cash provided by operating activities               2,446,000       1,682,000       1,224,000
                                                                     -----------     -----------     -----------
INVESTING ACTIVITIES:
   Purchase of property and equipment, net                              (230,000)       (212,000)       (117,000)
   Sale (purchase) of short-term investments, net                      2,380,000        (532,000)        982,000
   Purchase of marketable equity securities                           (5,089,000)           --              --
   Change in notes receivable, net                                       530,000        (256,000)       (608,000)
   Cash investment in Copy Boy                                              --              --        (1,388,000)
                                                                     -----------     -----------     -----------
               Net cash used in investing activities                  (2,409,000)     (1,000,000)     (1,131,000)
                                                                     -----------     -----------     -----------
               Increase in cash and cash equivalents                      37,000         682,000          93,000

CASH AND CASH EQUIVALENTS, beginning of year                           1,257,000         575,000         482,000
                                                                     -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, end of year                               $ 1,294,000     $ 1,257,000     $   575,000
                                                                     ===========     ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                 $   875,000     $   916,000     $   751,000
                                                                     ===========     ===========     ===========
   Sale of partnership interests for note receivable                 $      --       $   124,000     $      --
                                                                     ===========     ===========     ===========
   Equipment acquired under capital leases                           $   212,000     $      --       $      --
                                                                     ===========     ===========     ===========


  The accompanying notes are an integral part of these consolidated statements.

                            IPI, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           November 30, 1997 and 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION:

BUSINESS

IPI, Inc. ("the Company"), through its wholly owned subsidiary Insty-Prints, Inc. ("Insty-Prints"), is a franchisor of business printing centers and provides ongoing support to its franchisees through business and technical training as well as research and evaluation of new products and services. Insty-Prints has approximately 270 franchised locations in the United States with heavier concentrations in the Midwest and Eastern Coast states. In August 1995, the Company established a second wholly owned subsidiary, Digital Output Center ("DOCs"), a start-up venture with the purpose of exploring and developing digital graphics and reproduction services. DOCs opened in March 1996 and in November 1996 was merged into the Company and operates as a separate division. Prior to the Company's initial public offering (see Note 4), the Company was a wholly owned subsidiary of Jacobs Industries, Incorporated ("JII").

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

Cash equivalents consist of financial instruments which are highly liquid and mature within 90 days.

SHORT-TERM INVESTMENTS

Short-term investments consist principally of variable rate demand notes and are stated at fair value, which approximates cost.

MARKETABLE EQUITY SECURITIES

Marketable equity securities consist of common stock of a publicly traded real estate investment trust. These securities are classified available for sale and, accordingly, are stated at fair value with unrealized gains or losses reported as a separate component of shareholders' equity, net of tax.

At November 30, 1997, the cost, fair value and gross unrealized loss on marketable equity securities are as follows:

              Fair Value                        $5,014,000
              Cost                               5,089,000
                                                 ---------
              Gross Unrealized Loss             $   75,000
                                                ==========

The gross unrealized loss on marketable equity securities and the related income tax effect have been excluded from the Statement of Cash Flows due to their non-cash nature.

INVENTORIES

Inventories consist of printing supplies and used equipment held for resale which are valued using the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of three to eight years. Accelerated methods are used for income tax reporting.

GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles included the following as of November 30:

                                                             Amortization Period
                                        1997            1996      (Years)
                                    --------------------------------------------
Goodwill                             $4,302,000     $4,302,000    18 - 40
Non-competition agreement (Note 5)      250,000        250,000       5
Accumulated amortization             (1,164,000)      (933,000)
                                     ----------     ----------
                                     $3,388,000     $3,619,000
                                     ==========     ==========

Goodwill consists of the excess of cost over the fair market value of the acquired net assets of Insty-Prints, Printhouse and Copy Boy and is being amortized on a straight-line basis over 40, 18 and 20 years, respectively. The cost of $250,000 related to the non-compete with the prior owner of Copy Boy is being amortized over 60 months, the term of the non-compete agreement. The Company periodically evaluates whether events or circumstances have occurred which may indicate that the remaining estimated useful lives may warrant revision or that the remaining intangible asset balance may not be recoverable. In the event that factors indicate that the intangible assets in question should be evaluated for possible impairment, a determination of the overall recoverability of such intangible assets would be made.

ALLOWANCE FOR LOSSES

Management periodically evaluates the collectibility of trade accounts and notes receivable. Allowances for losses on trade accounts receivable are established for estimated uncollectible amounts. Allowance for losses on notes receivable are recorded for differences between the unpaid principal balances of each note and the present value of expected future payments to be received.

REVENUE RECOGNITION

Franchise fee revenue is recognized when earned. Franchisees are also required to pay monthly royalty fees of 2% to 4.5% of gross revenues over the term of the franchise agreement of up to 20 years. Royalty fees are recognized as revenue on the accrual method while revenue from printing equipment and supply sales is recognized upon shipment.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share," which changes the way companies calculate their earnings per share (EPS). SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported gain by the weighted average shares outstanding, excluding potentially dilutive securities while diluted EPS includes the dilutive securities. The Company is required to adopt SFAS No. 128 in the first quarter of 1998, at which time, all prior period EPS data is to be restated. Primary EPS, as reported, is the same as basic and diluted EPS for all periods presented because shares reserved for warrants or stock options are not considered in the weighted average common shares outstanding as the impact of the incremental shares is antidilutive.

During June 1997, the Financial Accounting Standards Board released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business segments in the consolidated financial statements of the Company. The changes required by SFAS No. 131 will not effect the disclosures in the Company's financial statements.

2. NOTES RECEIVABLE:

Notes receivable consist primarily of notes from franchisees. Notes receivable of $3,341,000 at November 30, 1997 are subject to security agreements with franchisees and are collateralized by printing equipment, furniture and fixtures. The majority of the notes receivable are also personally guaranteed by the respective franchisees. The franchisees generally pay principal and interest in monthly installments over a period not to exceed 120 months. The majority of notes written are for a period of 60 to 84 months.

3. INCOME TAXES:

The Company files a consolidated federal income tax return and a combined state return with affiliated companies. Prior to the Company's initial public offering, the Company filed a federal income tax return with JII and participated in a related tax sharing agreement.

The provision for income taxes consists of the following:

                                 For the Years Ended November 30
                              -------------------------------------
                                1997           1996          1995
                              ----------    ---------     ---------
              Current:
                 Federal        $980,000     $946,000      $885,000
                 State             9,000       11,000         7,000
                              ----------    ---------     ---------
                                 989,000      957,000       892,000
              Deferred            20,000      (54,000)      (59,000)
                              ----------    ---------     ---------
                              $1,009,000     $903,000      $833,000
                              ==========    =========     =========

The differences between income taxes computed using the federal statutory rate and the effective tax rate were as follows:

                                                           For the Years
                                                               Ended
                                                            November 30
                                                      ---------------------
                                                      1997    1996     1995
                                                      ----    ----     ----
   Federal statutory rate                              34%     34%      34%
   State income taxes, net of federal tax benefit       1       1        1
   Nondeductible amortization                           2       2        1
   Other, net                                           -       -        2
                                                      ----    ----     ----
                                                       37%     37%      38%
                                                      ====    ====     ====

The tax effect of significant temporary differences representing deferred tax assets as of November 30, 1997 and 1996, are as follows:

                                                       1997          1996
                                                     --------      --------
              Allowance for losses                   $267,000      $310,000
              Accrued financing liabilities            78,000        78,000
              Accrued compensation                     55,000        38,000
              Accrued franchise incentives             56,000        54,000
              Other                                   137,000       105,000
                                                     --------      --------
                                                     $593,000      $585,000
                                                     ========      ========

No valuation allowance was required as of November 30, 1997 or 1996.

4. COMMON STOCK:

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

5. COPY BOY ACQUISITION:

In June 1995, Insty-Prints acquired the franchise contracts and certain notes receivable ("Notes") of Copy Boy, a franchisor of 21 fast-turnaround business printing locations in the Phoenix and Tucson markets. All 21 Copy Boy stores were converted to new 20 year Insty-Prints franchise agreements.

Consideration for the franchise contracts and Notes of Copy Boy was $1,091,000 in cash, 100,000 shares of IPI common stock and additional consideration of up to $50,000 over the following four 12 month periods to the extent royalties received and collected from the acquired Copy Boy locations exceed certain levels, as defined. For the first and second twelve month periods, no additional consideration was due. Additionally, Insty-Prints entered into a Confidentiality and Non-Competition Agreement ("Non-Compete Agreement") with the previous owner for $250,000 in cash, of which $125,000 was paid in June 1995 and $125,000 was paid on January 3, 1996.

The Copy Boy acquisition have been accounted for using the purchase method of accounting. Goodwill related to the Copy Boy and Printhouse acquisitions, which includes the purchase price plus transaction expenses and costs to convert each Copy Boy store to an Insty-Prints format in excess of the net assets acquired, was $950,000.

6. STOCK OPTION PLANS:

In March 1994, the Company adopted long-term incentive and stock option plans which allow for the granting of stock options and other incentive awards to key employees, officers and directors of the Company. The employee stock option plan was amended in March 1996, increasing the stock options available by 50,000 and the plans now provide for a maximum of 400,000 shares to be granted. The options are generally granted at prices equal to the fair market value of the shares at the date of grant and are exercisable in cumulative annual increments of 20% each, commencing one year after the date of grant. The following is a summary of activity of the plans for the years ended November 30, 1997, 1996 and 1995:

                                                Number of      Price
                                                 Options     Per Share
                                                 -------     ---------
     Outstanding, November 30, 1994              332,000      $4
                                                 -------     ---
          Granted                                 20,000       4
          Cancelled                              (18,000)      4
                                                 -------     ---
     Outstanding, November 30, 1995              334,000       4
                                                 -------     ---
          Granted                                 84,000       4
          Cancelled                             (124,000)      4
                                                 -------     ---
     Outstanding, November 30, 1996              294,000       4
                                                 -------     ---
          Granted                                 94,000       4
          Cancelled                              (88,000)      4
                                                 -------     ---
     Outstanding, November 30, 1997              300,000      $4
                                                 =======     ===

At November 30, 1997, 90,000 options were exercisable and 100,000 options were available for future grant.

The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issues to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common share would have been decreased to the following pro forma amounts:

                                              1997                 1996
                                       ----------------     ----------------
     Net Income
         As reported                        $1,719,000           $1,533,000
         Pro forma                          $1,671,000           $1,514,000
     Income Per Share
         As reported                              $.36                 $.32
         Pro forma                                $.35                 $.30

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair values of options granted in 1997 and 1996 were $2.00 and $2.41, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: risk-free interest rates of 6.35% to 6.91% for 1997 and 5.85% to 6.87% for 1996; no expected dividends; expected lives of 10 years for 1997 and 1996; and expected volatility of 30.2% to 34.9% for 1997 for 1997 grants and 22.2% to 27% for 1996 grants.

7. RELATED-PARTY TRANSACTIONS:

The Company paid management fees of $75,000, $75,000 and $100,000 in 1997, 1996 and 1995, respectively, to an affiliated company.

In 1996, the Company funded a two year loan of $200,000 at 6.1% interest to Thomas S. Galloway, a Director and Officer of the Company. The loan is secured by 100,000 shares of Company stock. Subsequent to November 30, 1997, the loan was fully repaid and Mr. Galloway resigned as a Director and Officer of the Company.

8. COMMITMENTS AND CONTINGENCIES:

GUARANTEES

The Company is a guarantor of equipment financing by certain franchisees in amounts which aggregated $3,441,000 at November 30, 1997 and $3,978,000 at November 30, 1996. Under the terms of the guarantees, the maximum annual liability of the Company was approximately $2,400,000 at November 30, 1997 and 1996. The Company has recorded reserves for estimated losses on these guarantees as accrued financing liabilities in the accompanying consolidated balance sheets. As guarantor, the Company is subject to restrictive covenants which, among other matters, require that the Company maintain a minimum net worth and a debt to net worth ratio, as defined. As of November 30, 1997 and 1996, the Company was in compliance with these covenants.

OPERATING LEASES

At November 30, 1997, the Company's minimum annual rental commitments for leased equipment and facilities under operating leases with lease terms in excess of one year, were as follows:

For the Years Ending November 30                                 Amount
--------------------------------                                 ------
            1998                                             $   276,000
            1999                                                 229,000
            2000                                                 178,000
            2001                                                  50,000
            2002                                                   9,000
                                                             -----------
                Total minimum payments required              $   742,000
                                                             ===========

Rent expense was $317,000 in 1997, $269,000 in 1996 and $310,000 in 1995.

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

CONSULTING AGREEMENT

The Company has a consulting agreement with an individual which provides for compensation based on Insty-Prints' net income as defined. This agreement also provides that if more than 50% of the voting stock or substantially all of the assets of Insty-Prints are sold, the consultant is required to be paid six times the compensation paid in the previous year. This agreement expired on November 30, 1997. Amounts charged to expense under this agreement were $112,000 in 1997, $100,000 in 1996 and $92,000 in 1995.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in accountants nor disagreements with accountants on accounting or financial disclosures.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information called for in this item is incorporated by reference to the Sections of the Proxy Statement entitled "Nominees", "Key Employees" and "Section 16(a), Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement.


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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Documents Filed as Part of Form 10-KSB Report - Exhibits

    Exhibit No.                    Description                             Page
    -----------   --------------------------------------------------------------

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

         3.1 Articles of Incorporation as amended and restated to date (1)

         3.2      By-laws (1)

         4        Specimen of Common Stock (2)

         +10.1    Form of Insty-Prints, Inc. Franchise Agreement (7)

         +10.2    1994 Long-Term Incentive Plan (1)

         +10.2a Amendment to the 1994 Long-Term Incentive Plan dated June 3, 1997 (8)

         +10.3    1994 Non-Employee Directors' Stock Option Plan (1)

         +10.3a Amendment to Non-Employees Directors' Stock Option Plan dated October 13, 1995 (4)

         10.4     Management Services Agreement between Jacobs
                  Management Corporation and Insty-Prints dated effective December 1, 1993 (1)

         10.5     Management Services Agreement between Jacobs
                  Management Corporation and IPI, Inc. dated effective December 1, 1993 (1)

         10.6 Amended and Restated Ultimate Net Loss Agreement between FBS Business Finance Corporation and
                  Insty-Prints dated October 3, 1995 (6)

         10.7 Consulting Agreement between Insty-Prints and E. Kennen Fisher dated effective November 30, 1987,as amended (1)

         10.8     Lease for Corporate Headquarters of IPI, Inc. (3)

         *11      Statement Re: Computation of per share earnings

         21       List of Subsidiaries of IPI, Inc. (1)

         *23      Consent of Independent Public Accountants

         *27      Financial Data Schedule

          * Filed herewith.
          + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB pursuant to Item 13(a).
               (1) Incorporated by reference to the registrant's registration statement on Form SB-2 dated March 31, 1994, Reg. No. 33-77190C.
               (2) Incorporated by reference to Amendment No.1 to the registrant's statement on Form SB-2 dated April 29, 1994, Reg. No. 33-77190C.
               (3) Incorporated by reference to the registrant's annual 10-KSB filing dated February 21, 1995.
               (4) Incorporated by reference to the registrant's registration statement on FormS-8 dated November 22, 1995, Reg. No. 33-99770.
               (5) Incorporated by reference to the registrant's 8-K filing dated June 1, 1995.
               (6) Incorporated by reference to the registrant's annual 10-KSB filing dated February 21, 1995.
               (7) Incorporated by reference to the registrant's annual 10-KSB filing dated February 27, 1997.
               (8) Incorporated by reference to the registrant's Form S-8 filing dated June 3, 1997.

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended November 30, 1997.

                                   SIGNATURES

In accordance with Sections 13 and 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 1998.

       IPI, Inc.


       By: /S/ Robert J. Sutter
           -------------------------------
           Robert J. Sutter
       PRESIDENT AND CHAIRMAN OF THE BOARD

In accordance with the Exchange Act of 1934, this report has been signed below on February 17, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

     Signatures  Title
     -----------------

  /S/ Robert J. Sutter                Chairman of the Board and President
------------------------------           (Principal Executive Officer)
     Robert J. Sutter

  /S/ Irwin L. Jacobs                 Director
------------------------------
     Irwin L. Jacobs

  /S/ Daniel T. Lindsay               Director
------------------------------
     Daniel T. Lindsay

  /S/ Dr. Kenneth J. Roering          Director
------------------------------
     Dr. Kenneth J. Roering

  /S/ Howard Grodnick                 Director
------------------------------
     Howard Grodnick

  /S/ Dennis M. Mathisen              Director
------------------------------
     Dennis M. Mathisen

  /S/ David M. Engel                  Vice President - Finance and Chief
------------------------------           Financial Officer
     David M. Engel                      (Principal Accounting Officer)