Form 10QSB
period 1998-02-28
IPI INC
filed 1998-04-14
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998.


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


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)


        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__  No _____


        As of April 10, 1998, there were 4,734,087 Common Shares outstanding.

                                    IPI, INC.
                                Table of Contents

                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

       Item 1.     Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets as of February
                   28, 1998 and November 30, 1997.                           3

                   Condensed Consolidated Statements of Operations
                   for the Three Months Ended February 28, 1998
                   and February 28, 1997.                                    4

                   Condensed Consolidated Statements of Cash Flows
                   for the Three Months Ended February 28, 1998
                   and February 28, 1997.                                    5

                   Notes to Condensed Consolidated Financial Statements.     6


       Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                      7-8



PART II.  OTHER INFORMATION

       Item 1.     Legal Proceedings                                         9

       Item 2.     Changes in Securities                                     9

       Item 3.     Defaults Upon Senior Securities                           9

       Item 4.     Submission of Matters to Vote of Security Holders         9

       Item 5.     Other Information                                         9

       Item 6.     Exhibits and Reports of Form 8-K 9

       Signatures                                                            10

PART I.  FINANCIAL INFORMATION
ITEM 1.

                            IPI, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              February 28,     November 30,
                                                                                 1998             1997
                                                                             ------------     ------------
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                              $  1,248,000     $  1,294,000
      Short-term investments                                                    1,470,000          800,000
      Marketable equity securities                                              5,562,000        5,014,000
      Trade accounts receivable                                                 1,325,000        1,274,000
      Current maturities of notes receivables, net of allowance for
            doubtful accounts of $163,000 and $163,000                            987,000          987,000
      Inventories                                                                 271,000          315,000
      Prepaid expenses and other                                                  197,000          119,000
      Deferred income taxes                                                       390,000          593,000
                                                                             ------------     ------------
            Total current assets                                               11,450,000       10,396,000
                                                                             ------------     ------------

PROPERTY AND EQUIPMENT:
      Property and equipment                                                    1,356,000        1,356,000
      Less - Accumulated depreciation                                            (830,000)        (790,000)
                                                                             ------------     ------------
            Property and equipment, net                                           526,000          566,000

NOTES RECEIVABLE, net of current maturities and allowance for
      doubtful accounts of $663,000 and $522,000                                1,397,000        1,852,000


GOODWILL AND OTHER INTANGIBLES, net of accumulated amortization
       of $1,222,000 and $1,164,000                                             3,330,000        3,388,000
                                                                             ------------     ------------

                                                                             $ 16,703,000     $ 16,202,000
                                                                             ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                       $    386,000     $    417,000
      Accrued compensation                                                         55,000          411,000
      Accrued financing liabilities                                               200,000          200,000
      Deferred revenues                                                            41,000           52,000
      Other accrued liabilities                                                   744,000          563,000
                                                                             ------------     ------------
            Total current liabilities                                           1,426,000        1,643,000
                                                                             ------------     ------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                                93,000          107,000

SHAREHOLDERS' EQUITY:
      Common Stock, $.01 par value, 15,000,000 shares authorized:
            4,734,087 shares issued and outstanding                                47,000           47,000
      Additional paid-in capital                                               15,584,000       15,584,000
      Accumulated deficit                                                        (745,000)      (1,132,000)
      Unrealized gain (loss) on marketable securities available for sale,
            net of related income tax effeects                                    298,000          (47,000)
                                                                             ------------     ------------
            Total shareholders' equity                                         15,184,000       14,452,000
                                                                             ------------     ------------

                                                                             $ 16,703,000     $ 16,202,000
                                                                             ============     ============

        The accompanying notes are an integral part of these consolidated balance sheets.

                            IPI, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended
                                                               February 28,
                                                         ------------------------
                                                            1998          1997
                                                         ----------    ----------
REVENUES:
      Royalty fees                                       $  987,000    $  973,000
      Printing equipment, supplies and services           1,062,000     1,298,000
      Finance and other income                              245,000       187,000
                                                         ----------    ----------

      Total Revenues                                      2,294,000     2,458,000
                                                         ----------    ----------
COSTS AND EXPENSES:
      Cost of sales                                         833,000     1,084,000
      Selling, general and administrative expenses          787,000       818,000
      Amortization of goodwill                               58,000        58,000
                                                         ----------    ----------

      Total costs and expenses                            1,678,000     1,960,000
                                                         ----------    ----------

      Income before provision for income taxes              616,000       498,000

PROVISION FOR INCOME TAXES                                  228,000       184,000
                                                         ----------    ----------

NET INCOME                                               $  388,000    $  314,000
                                                         ==========    ==========

BASIC EARNINGS PER COMMON SHARE                          $     0.08    $     0.07
                                                         ==========    ==========

DILUTED EARNINGS PER COMMON SHARE                        $     0.08    $     0.07
                                                         ==========    ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
      SHARE EQUIVALENTS OUTSTANDING
      - BASIC                                             4,734,000     4,734,000
                                                         ==========    ==========
      - DILUTED                                           4,742,000     4,734,000
                                                         ==========    ==========

  The accompanying notes are an integral part of these consolidated statements.

                            IPI, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                              February 28,
                                                                      ---------------------------
                                                                          1998            1997
                                                                      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                      $   388,000     $   314,000
      Adjustments to reconcile net income to net cash provided by operating activities -
            Depreciation and amortization                                  82,000          91,000
            Net change in other operating items:
                  Trade accounts receivable                               (51,000)       (191,000)
                  Inventories                                              44,000          57,000
                  Prepaid expenses and other                              (78,000)        (32,000)
                  Accounts payable, deferred revenues
                        and other accrued liabilities                    (217,000)        (75,000)
                                                                      -----------     -----------

                  Net cash provided by operating activities               168,000         164,000
                                                                      -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment, net                               1,000        (125,000)
      Purchase of short-term investments                                 (670,000)        (80,000)
      Change in notes receivable, net                                     455,000         151,000
                                                                      -----------     -----------

                  Net cash used in investing activities                  (214,000)        (54,000)
                                                                      -----------     -----------

                  Increase (decrease) in cash and cash equivalents        (46,000)        110,000

CASH AND CASH EQUIVALENTS, beginning of the period                      1,294,000       1,257,000
                                                                      -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                              $ 1,248,000     $ 1,367,000
                                                                      ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Income taxes paid                                               $    53,000     $     2,000
                                                                      ===========     ===========
      Equipment acquired under capital leases                         $      --       $   167,000
                                                                      ===========     ===========


  The accompanying notes are an integral part of these consolidated statements.

                            IPI, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying interim condensed consolidated financial statements of IPI, Inc. ("IPI" or the "Company") and its wholly owned subsidiary, Insty-Prints, Inc. ("Insty-Prints"), are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items and all intercompany transactions have been eliminated in consolidation. The significant accounting policies, certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The operating results for the interim periods presented are not necessarily indications of the operating results to be expected for the full fiscal year. The accompanying financial statements of the Company should be read in conjunction with the Company's audited financial statements for the years ended November 30, 1997 and 1996 and the notes thereto, included in the Company's Form 10-KSB.

      In August 1997, marketable equity securities were purchased to enhance returns on cash funds. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these securities are shown on the balance sheet at market value and unrealized gains (losses) are reflected as a separate component of shareholders equity, net of related income taxes.

      In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share," which is effective for interim periods ending after December 15, 1997. As a result, all prior period earnings per share data has been restated. This adoption of SFAS No. 128 did not have any significant impact on previously reported earnings per share. Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share was computed similar to the computation for basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other dilutive securities using the treasury stock method.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      As of February 28, 1998, the Company, through its wholly-owned subsidiary Insty-Prints, had 266 franchise locations and one Company-owned store.

RESULTS OF OPERATIONS

      The following table sets forth certain statements of operations data as a percentage of sales for the periods indicated:

                                                             Quarter Ended
                                                              February 28,
                                                        ----------------------
                                                          1998          1997
                                                          ----          ----
Revenues:
      Royalty fees                                         43.0%         39.6%
      Printing equipment, supplies and services            46.3          52.8
      Finance and other income                             10.7           7.6
                                                        -------       -------

      Total revenues                                      100.0         100.0
                                                        -------       -------
Costs and expenses:
      Cost of sales                                        36.3          44.1
      Selling, general and administrative expenses         34.3          33.3
      Amortization of goodwill                              2.5           2.3
                                                        -------       -------

      Total costs and expenses                             73.1          79.7
                                                        -------       -------

Income before provision for income taxes                   26.9          20.3
Provision for income taxes                                 10.0           7.5
                                                        -------       -------

Net income                                                 16.9%         12.8%
                                                        =======       =======

FOR THE QUARTERS ENDED FEBRUARY 28, 1998 AND 1997

      Revenues. Total revenues for the three months ended February 28, 1998, consisting of royalties, sales of printing equipment, supplies and services, franchise fees and finance and other income, totaled $2,294,000, a decrease of $164,000 or 6.7% compared to the three months ended February 28, 1997.

      Royalty revenue increased to $987,000 in the first quarter of 1998 from $973,000 in 1997, an increase of 1.4%. Royalties increased primarily as a result of the increased sales by existing franchise locations.

      Sales of printing equipment, supplies and services for the first quarter of 1998 decreased to $1,062,000 from $1,298,000 in 1997, a decrease of 18.2%.
The decrease in sales for 1998 resulted primarily from the elimination of selling certain electronic publishing equipment, envelopes and inks.

      Finance and other income was $245,000 for the quarter ended February 28, 1998, which is an increase of $58,000 or 31% from the same quarter a year ago. For the first quarter of 1998, finance and other income was greater due to higher yielding investments and the increased level of investments.

      Cost of Sales. Cost of sales decreased to $833,000 for the first quarter of 1998 from $1,084,000 for 1997, a decrease of 23.2% for the quarter. The decrease in the quarter is the result of a related decrease in product sales, as mentioned previously. Margins on equipment, supplies and services increased to 21.6% in the three months ended February 28, 1998 from 16.5% for the same period in 1997, which is primarily due to sales mix.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $787,000 for the first quarter of 1998 from $818,000 for the same period in 1997, a decrease of 3.8%. Expenses decreased due to the elimination of one executive position and the expiration of a long-term outside consulting agreement effective in the first quarter of 1998, which was offset by general inflationary increases in other operating expenses.

      Provision for Income Taxes. The Company's effective combined federal and state income tax rate is estimated to be 37% for 1998 due primarily to the effect of state income taxes, non-taxable income on municipal securities and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

      During the three months ended February 28, 1998, the Company generated $168,000 from operating activities, an increase of $4,000 from $164,000 of funds provided from operating activities for the first quarter of 1997. The increase in funds provided from operating activities was primarily attributable to increased net income.

      The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

      Franchise owners may finance their equipment purchases through a $6,000,000 equipment financing facility established with U.S. Bank (formerly First Bank Systems) by Insty-Prints for the benefit of the franchise owners. This facility is guaranteed by IPI and Insty-Prints, whose contingent liability under this agreement is capped at $2,400,000, annually. A loss reserve of $200,000 is recorded on the balance sheet at February 28, 1998, representing estimated losses on these guarantees, net of equipment value. The aggregate balance outstanding under this facility as of February 28, 1998 was approximately $3,311,000.

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

Item 2.  Changes in Securities
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4. Submission of Matters to Vote of Security Holders On approximately March 6, 1998, proxy statements were mailed to the holders of record of 4,734,087 shares of common stock to solicit proxies in connection with the Annual Meeting of Shareholders on April 2, 1998. Two proposals were submitted to a vote of shareholders, as follows:

         (a) Election of Directors--all current directors (Robert J. Sutter, Dennis M. Mathisen, Irwin L. Jacobs, Daniel T. Lindsay, Dr. Kenneth J. Roering and Howard Grodnick) were up for re-election to terms of one year. All directors were re-elected with 4,534,516 shares voting yes, zero shares voting no and zero shares being withheld.

         (b) Ratification and Appointment of Independent Auditors--Arthur Andersen LLP were auditors for the fiscal year ended November 30, 1997 and the Company has selected them as auditors for the year ending November 30, 1998.

                  The appointment of Arthur Andersen LLP as auditors for fiscal 1998 was approved by a vote of Shareholders with 4,534,516 shares voting yes; zero shares voting no; and zero shares withheld.

Item 5.  Other Information
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K                                   Page

         (a)      Exhibits.

                  *11  Statement Re: Computation of per share earnings       11

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                  ---------------------
                  *Filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  April 14, 1998          IPI, Inc.



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