Form 10QSB
period 1998-05-31
IPI INC
filed 1998-07-13
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

      FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998.


[ ]   Transition report under Section 13 or 15(d) of the Exchange Act.

      For the transition period from _______________ to _______________


Commission file number                0-23902
                       ---------------------------------------------------------

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

Yes __X__     No _____


      As of July 10, 1998, there were 4,734,087 Common Shares outstanding.

                                    IPI, INC.
                                Table of Contents


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets as of May 31,
                1998 and November 30, 1997.                                  3

                Condensed Consolidated Statements of Operations for the
                Three and Six Months Ended May 31, 1998 and May 31,
                1997.                                                        4

                Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended May 31, 1998 and May 31, 1997.              5

                Notes to Condensed Consolidated Financial Statements.        6


     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                         7-8



PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                            9

     Item 2.    Changes in Securities                                        9

     Item 3.    Defaults Upon Senior Securities                              9

     Item 4.    Submission of Matters to Vote of Security Holders            9

     Item 5.    Other Information                                            9

     Item 6.    Exhibits and Reports of Form 8-K                             9

     Signatures                                                             10

PART I.  FINANCIAL INFORMATION
ITEM 1.

                            IPI, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      May 31, 1998     November 30,
                                                                       (Unaudited)         1997
                                                                      ------------     ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                        $  2,119,000     $  1,294,000
     Short-term investments                                              1,440,000          800,000
     Marketable equity securities                                        5,179,000        5,014,000
     Trade accounts receivable                                           1,413,000        1,274,000
     Current maturities of notes receivables, net of allowance for
         doubtful accounts of $163,000 and $163,000                        987,000          987,000
     Inventories                                                           311,000          315,000
     Prepaid expenses and other                                            126,000          119,000
     Deferred income taxes                                                 532,000          593,000
                                                                      ------------     ------------

         Total current assets                                           12,107,000       10,396,000
                                                                      ------------     ------------

PROPERTY AND EQUIPMENT:
     Property and equipment                                              1,435,000        1,356,000
     Less - Accumulated depreciation                                      (836,000)        (790,000)
                                                                      ------------     ------------
         Property and equipment, net                                       599,000          566,000
NOTES RECEIVABLE, net of current maturities and allowance for
     doubtful accounts of $724,000 and $522,000                          1,133,000        1,852,000
GOODWILL AND OTHER INTANGIBLES, net of accumulated
     amortization of $1,280,000 and $1,164,000                           3,272,000        3,388,000
                                                                      ------------     ------------
                                                                      $ 17,111,000     $ 16,202,000
                                                                      ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                 $    693,000     $    417,000
     Accrued compensation                                                  113,000          411,000
     Accrued financing liabilities                                         200,000          200,000
     Deferred revenues                                                      15,000           52,000
     Other accrued liabilities                                             511,000          563,000
                                                                      ------------     ------------
         Total current liabilities                                       1,532,000        1,643,000
                                                                      ------------     ------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                         79,000          107,000

SHAREHOLDERS' EQUITY:
     Common Stock, $.01 par value, 15,000,000 shares authorized:
         4,734,087 shares issued and outstanding                            47,000           47,000
     Additional paid-in capital                                         15,584,000       15,584,000
     Accumulated deficit                                                  (187,000)      (1,132,000)
     Unrealized gain (loss) on marketable securities available for
         sale, net of related income tax effects                            56,000          (47,000)
                                                                      ------------     ------------
         Total shareholders' equity                                     15,500,000       14,452,000
                                                                      ------------     ------------

                                                                      $ 17,111,000     $ 16,202,000
                                                                      ============     ============

        The accompanying notes are an integral part of these consolidated balance sheets.

                            IPI, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended           Six Months Ended
                                                             May 31,                      May 31,
                                                     ------------------------    ------------------------
                                                         1998         1997          1998          1997
                                                         ----         ----          ----          ----
REVENUES:
     Royalty fees                                    $1,195,000    $1,193,000    $2,182,000    $2,166,000
     Printing equipment, supplies and services        1,012,000     1,077,000     2,074,000     2,375,000
     Finance and other income                           434,000       314,000       679,000       501,000
                                                     ----------    ----------    ----------    ----------

     Total revenues                                   2,641,000     2,584,000     4,935,000     5,042,000
                                                     ----------    ----------    ----------    ----------
COSTS AND EXPENSES:
     Cost of sales                                      797,000       869,000     1,630,000     1,953,000
     Selling, general and administrative expenses       903,000       936,000     1,690,000     1,754,000
     Amortization of goodwill                            57,000        57,000       115,000       115,000
                                                     ----------    ----------    ----------    ----------

     Total costs and expenses                         1,757,000     1,862,000     3,435,000     3,822,000
                                                     ----------    ----------    ----------    ----------

     Income before provision for income taxes           884,000       722,000     1,500,000     1,220,000

PROVISION FOR INCOME TAXES                              327,000       267,000       555,000       451,000
                                                     ----------    ----------    ----------    ----------

NET INCOME                                           $  557,000    $  455,000    $  945,000    $  769,000
                                                     ==========    ==========    ==========    ==========

BASIC EARNINGS PER COMMON SHARE                      $     0.12    $     0.09    $     0.20    $     0.16
                                                     ==========    ==========    ==========    ==========

DILUTED EARNINGS PER COMMON SHARE                    $     0.12    $     0.09    $     0.20    $     0.16
                                                     ==========    ==========    ==========    ==========
WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON SHARE
   EQUIVALENTS OUTSTANDING

      - BASIC                                         4,734,000     4,734,000     4,734,000     4,734,000
                                                     ==========    ==========    ==========    ==========

      - DILUTED                                       4,746,000     4,734,000     4,745,000     4,734,000
                                                     ==========    ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated statements.

                            IPI, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                        May 31,
                                                                              ---------------------------
                                                                                 1998             1997
                                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                               $   945,000     $   769,000
     Adjustments to reconcile net income to net cash provided by operating activities -
              Depreciation and amortization                                       205,000         192,000
              Net change in other operating items:
                  Trade accounts receivable                                      (138,000)        (94,000)
                  Inventories                                                       4,000          80,000
                  Prepaid expenses and other                                       (8,000)         (9,000)
                  Accounts payable, accrued liabilities and other                (111,000)        103,000
                                                                              -----------     -----------
                      Net cash provided by operating activities                   897,000       1,041,000
                                                                              -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments, net                                     (640,000)        (80,000)
     Purchase of property and equipment, net                                     (151,000)       (209,000)
     Change in notes receivable, net                                              719,000         361,000
                                                                              -----------     -----------
                      Net cash provided by (used for) investing activities        (72,000)         72,000
                                                                              -----------     -----------

                      Increase in cash and cash equivalents                       825,000       1,113,000

CASH AND CASH EQUIVALENTS, beginning of period                                  1,294,000       1,257,000
                                                                              -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                                      $ 2,119,000     $ 2,370,000
                                                                              ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

     Income taxes paid                                                        $   513,000     $   332,000
                                                                              ===========     ===========
     Equipment acquired under capital lease                                   $      --       $   212,000
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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As of May 31, 1998, the Company, through its wholly-owned subsidiary Insty-Prints, had 258 franchise locations and one Company-owned store.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of sales for the periods indicated:

                                                                 Quarter Ended                   Six Months Ended
                                                                     May 31,                          May 31,
                                                          ----------------------------     ----------------------------
                                                             1998              1997            1998             1997
                                                             ----              ----            ----             ----
     Revenues:
         Royalty fees                                        45.3%             46.2%           44.2%            43.0%
         Printing equipment, supplies and services           38.3              41.7            42.0             47.1
         Finance and other income                            16.4              12.1            13.8              9.9
                                                             ----              ----            ----              ---

         Total revenues                                     100.0             100.0           100.0            100.0
                                                            -----             -----           -----            -----
     Costs and expenses:
         Costs of sales                                      30.2              33.7            33.0             38.7
         Selling, general and administrative expenses        34.2              36.2            34.3             34.8
         Amortization of goodwill                             2.1               2.2             2.3              2.3
                                                              ---               ---             ---              ---

         Total costs and expenses                            66.5              72.1            69.6             75.8
                                                             ----              ----            ----             ----

     Income before provision for income taxes                33.5              27.9            30.4             24.2
     Provision for income taxes                              12.4              10.3            11.2              8.9
                                                             ----              ----            ----              ---

     Net income                                              21.1%             17.6%           19.2%            15.3%
                                                             ====              ====            ====             ====

FOR THE QUARTERS AND SIX MONTHS ENDED MAY 31, 1998 AND 1997

     Revenues. Total revenues for the three months ended May 31, 1998, consisting of royalties, sales of printing equipment, supplies and services, franchise fees and finance and other income, totaled $2,641,000, an increase of $57,000 or 2.2% compared to the three months ended May 31, 1997. Total revenues for the six months ended May 31, 1998, of $4,935,000 were $107,000 or 2.1% below the six months ended May 31, 1997.

     Royalty revenue increased slightly to $1,195,000 in the second quarter of 1998 from $1,193,000 in 1997. For the six months ended May 31, 1998, royalty revenue was $2,182,000, an increase of $16,000 or 0.7% over the same period a year ago. Royalties were essentially flat as the increased royalties paid as a result of increased sales by existing franchise locations was offset by reduced royalties resulting from the number of franchised locations decreasing to 258 as of May 31, 1998 from 285 as of May 31, 1997. Most of the store reductions were in low-performing locations; however, there was some impact on royalty revenue.

     Sales of printing equipment, supplies and services for the second quarter of 1998 decreased to $1,012,000 from $1,077,000 for 1997, a decrease of 6.0%.
For the six months ended May 31, 1998, sales of products were $2,074,000 or 12.7% below the sales of $2,375,000 for the same period a year ago. The decrease in 1998 resulted primarily from the elimination of selling certain electronic publishing equipment, envelopes and inks.

     Finance and other income was $434,000 for the quarter ended May 31, 1998, which is $120,000 or 38.2% greater than the same quarter a year ago. For the six months ended May 31, 1998, finance and other income was $178,000 or 35.5% more than the $501,000 for the same period a year ago. For the three and six month periods of 1998, the increased revenues were primarily due to investing in higher yielding investments and an increased level of investments. Overall, franchise fee revenues are not significant in 1998 or 1997 due to the Company's emphasis during such periods on increasing existing franchise location sales and growth through acquisitions.

     Cost of Sales. Cost of sales decreased to $797,000 for the second quarter of 1998 from $869,000 for 1997, a decrease of 8.3% for the quarter. The decrease in the second quarter is the result of a related decrease in sales of printing and electronic publishing equipment. Six month cost of sales amounts totaled $1,630,000 in 1998, compared to $1,953,000 in 1997, a decrease of $323,000 or
16.5%, relating primarily to sales decreases. Average margins in products and services increased to 21.4% for the six month period of 1998 compared to 17.7% for the six month period ended May 31, 1997 due to the elimination of selling certain low margin products and generally improved margins on most other product lines.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $903,000 for the second quarter 1998 compared to $936,000 for 1997, a decrease of 3.5%. Total expenses for the six months ended May 31, 1998 were $1,690,000 compared to $1,754,000 for 1997, representing a 3.6% decrease. The decrease in expenses was due to the elimination of one executive position and the expiration of a long-term consulting agreement, effective December 1, 1997, which was offset by general inflationary increases in other operating expenses.

     Provision for Income Tax. The Company's effective combined federal and state income tax rate is estimated to be 37% for 1998 due primarily to the effect of state income taxes, non-taxable income on municipal securities and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ending May 31, 1998, the Company generated $897,000 from operating activities, a decrease of $144,000 from $1,041,000 of funds provided from operating activities for the six month period of 1997. The decrease in funds provided from operating activities was primarily attributable to a reduction in accounts payable and an increase in accounts receivable, offset by an increase in net income.

     The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

     Franchise owners may finance their equipment purchases through a $6,000,000 equipment financing facility established with U. S. Bank by Insty-Prints for the benefit of the franchise owners. This facility is guaranteed by IPI and Insty-Prints, whose contingent liability under this agreement is capped at $2,400,000 annually. A loss reserve of $200,000 is recorded on the balance sheet at May 31, 1998, representing estimated losses on these guarantees, net of equipment value. The aggregate balance outstanding under this facility as of May 31, 1998 was approximately $3,027,000.

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


                    --------------------------
                    *Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  July 13, 1998           IPI, Inc.



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