Form 10QSB
period 1998-08-31
IPI INC
filed 1998-10-13
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998.


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

Yes [X]     No [ ]


         As of October 8, 1998, there were 4,734,087 Common Shares outstanding.

                                    IPI, INC.
                                Table of Contents


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets as of August
             31, 1998 and November 30, 1997.                                   3

             Condensed Consolidated Statements of Operations for
             the Three and Nine Months Ended August 31, 1998 and
             August 31, 1997.                                                  4

             Condensed Consolidated Statements of Cash Flows for
             the Nine Months Ended August 31, 1998 and August 31,
             1997.                                                             5

             Notes to Condensed Consolidated Financial
             Statements.                                                       6


   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                            7-8



PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings                                                9

   Item 2.   Changes in Securities                                            9

   Item 3.   Defaults Upon Senior Securities                                  9

   Item 4.   Submission of Matters to Vote of Security Holders                9

   Item 5.   Other Information                                                9

   Item 6.   Exhibits and Reports of Form 8-K                                 9

   Signatures                                                                 10

PART I.  FINANCIAL INFORMATION
ITEM 1.
                            IPI, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       August 31, 1998    November 30,
                                                                          (Unaudited)          1997
                                                                          -----------          ----
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                           $  2,810,000    $  1,294,000
     Short-term investments                                                 1,440,000         800,000
     Marketable equity securities                                           4,685,000       5,014,000
     Trade accounts receivable, net                                         1,203,000       1,274,000
     Current maturities of notes receivables, net of allowance for
         doubtful accounts of $163,000 and $163,000                           987,000         987,000
     Inventories                                                              335,000         315,000
     Prepaid expenses and other                                               183,000         119,000
     Deferred income taxes                                                    715,000         593,000
                                                                         ------------    ------------

         Total current assets                                              12,358,000      10,396,000
                                                                         ------------    ------------

PROPERTY AND EQUIPMENT:
     Property and equipment                                                 1,487,000       1,356,000
     Less - Accumulated depreciation                                         (899,000)       (790,000)
                                                                         ------------    ------------
         Property and equipment, net                                          588,000         566,000

NOTES RECEIVABLE, net of current maturities and allowance for doubtful
     accounts of $814,000 and $522,000                                        989,000       1,852,000
GOODWILL AND OTHER INTANGIBLES, net of accumulated amortization of
     $1,337,000 and $1,164,000                                              3,214,000       3,388,000
                                                                         ------------    ------------

                                                                         $ 17,149,000    $ 16,202,000
                                                                         ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                    $    232,000    $    417,000
     Accrued compensation                                                     267,000         411,000
     Accrued financing liabilities                                            200,000         200,000
     Deferred revenues                                                         34,000          52,000
     Other accrued liabilities                                                607,000         563,000
                                                                         ------------    ------------
         Total current liabilities                                          1,340,000       1,643,000
                                                                         ------------    ------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                            65,000         107,000

SHAREHOLDERS' EQUITY:
     Common Stock, $.01 par value, 15,000,000 shares authorized:
         4,734,087 shares issued and outstanding                               47,000          47,000
     Additional paid-in capital                                            15,584,000      15,584,000
     Accumulated deficit                                                      367,000      (1,132,000)
     Unrealized (loss) on marketable securities available for sale,
         net of related income tax effects                                   (254,000)        (47,000)
                                                                         ------------    ------------

         Total shareholders' equity                                        15,744,000      14,452,000
                                                                         ------------    ------------

                                                                         $ 17,149,000    $ 16,202,000
                                                                         ============    ============



The accompanying notes are an integral part of these consolidated balance sheets.

                            IPI, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended       Nine Months Ended
                                                          August 31,               August 31,
                                                  -----------------------   ------------------------
                                                      1998         1997        1998         1997
                                                      ----         ----        ----         ----
REVENUES:
   Royalty fees                                   $1,146,000   $1,118,000   $3,328,000   $3,284,000
   Printing equipment, supplies and services         852,000    1,281,000    2,926,000    3,656,000
   Finance and other income                          312,000      198,000      991,000      699,000
                                                  ----------   ----------   ----------   ----------

   Total revenues                                  2,310,000    2,597,000    7,245,000    7,639,000
                                                  ----------   ----------   ----------   ----------

COSTS AND EXPENSES:
   Cost of sales                                     649,000    1,054,000    2,279,000    3,007,000
   Selling, general and administrative expenses      723,000      739,000    2,413,000    2,493,000
   Amortization of goodwill                           58,000       58,000      173,000      173,000
                                                  ----------   ----------   ----------   ----------

   Total costs and expenses                        1,430,000    1,851,000    4,865,000    5,673,000
                                                  ----------   ----------   ----------   ----------

   Income before provision for income taxes          880,000      746,000    2,380,000    1,966,000

PROVISION FOR INCOME TAXES                           326,000      276,000      881,000      727,000
                                                  ----------   ----------   ----------   ----------

NET INCOME                                        $  554,000   $  470,000   $1,499,000   $1,239,000
                                                  ==========   ==========   ==========   ==========

BASIC EARNINGS PER COMMON SHARE                   $     0.12   $     0.10   $     0.32   $     0.26
                                                  ==========   ==========   ==========   ==========

DILUTED EARNINGS PER COMMON SHARE                 $     0.12   $     0.10   $     0.32   $     0.26
                                                  ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON SHARE
   EQUIVALENTS OUTSTANDING

   -- BASIC                                        4,734,000    4,734,000    4,734,000    4,734,000
                                                  ==========   ==========   ==========   ==========

   -- DILUTED                                      4,758,000    4,734,000    4,746,000    4,734,000
                                                   ==========   ==========   ==========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                            IPI, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     Nine Months Ended
                                                                                        August 31,
                                                                            ----------------------------
                                                                                1998            1997
                                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                              $ 1,499,000    $ 1,239,000
     Adjustments to reconcile net income to net cash provided by operating activities -
              Depreciation and amortization                                      313,000        294,000
              Net change in other operating items:
                  Trade accounts receivable                                       71,000       (387,000)
                  Inventories                                                    (20,000)        54,000
                  Prepaid expenses and other                                     (64,000)        14,000
                  Accounts payable, accrued liabilities and other               (303,000)       278,000
                                                                             -----------    -----------

                      Net cash provided by operating activities                1,496,000      1,492,000
                                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equity securities                                                  --       (1,606,000)
     Purchase of short-term investments, net                                    (640,000)       (80,000)
     Purchase of property and equipment, net                                    (203,000)      (212,000)
     Change in notes receivable, net                                             863,000        458,000
                                                                             -----------    -----------
                      Net cash provided by (used for) investing activities        20,000     (1,440,000)
                                                                             -----------    -----------

                      Increase in cash and cash equivalents                    1,516,000         52,000

CASH AND CASH EQUIVALENTS, beginning of period                                 1,294,000      1,257,000
                                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                     $ 2,810,000    $ 1,309,000
                                                                             -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                                       $   704,000    $   552,000
                                                                             ===========    ===========

     Equipment acquired under capital lease                                  $      --      $   212,000
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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As of August 31, 1998, the Company, through its wholly-owned subsidiary Insty-Prints, had 255 franchise locations and one Company-owned store.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of sales for the periods indicated:

                                                       Quarter Ended   Nine Months Ended
                                                         August 31,       August 31,
                                                      --------------    --------------
                                                      1998      1997    1998      1997
                                                      ----      ----    ----      ----
Revenues:
    Royalty fees                                      49.6%    43.0%    45.9%    43.0%
    Printing equipment, supplies and services         36.9     49.4     40.4     47.9
    Finance and other income                          13.5      7.6     13.7      9.1
                                                     -----    -----    -----    -----

    Total revenues                                   100.0    100.0    100.0    100.0
                                                     -----    -----    -----    -----

Costs and expenses:
    Costs of sales                                    28.1     40.6     31.4     39.4
    Selling, general and administrative expenses      31.3     28.5     33.3     32.6
    Amortization of goodwill                           2.5      2.2      2.4      2.3
                                                     -----    -----    -----    -----

    Total costs and expenses                          61.9     71.3     67.1     74.3
                                                     -----    -----    -----    -----

Income before provision for income taxes              38.1     28.7     32.9     25.7
Provision for income taxes                            14.1     10.6     12.2      9.5
                                                     -----    -----    -----    -----

Net income                                            24.0%    18.1%    20.7%    16.2%
                                                     =====    =====    =====    =====

FOR THE QUARTERS AND NINE MONTHS ENDED AUGUST 31, 1998 AND 1997

     Revenues. Total revenues for the three months ended August 31, 1998, consisting of royalties, sales of printing equipment, supplies and services, franchise fees and finance and other income, totaled $2,310,000, a decrease of $287,000 or 11.1% compared to the three months ended August 31, 1997. Total revenues for the nine months ended August 31, 1998, of $7,245,000 were $394,000 or 5.2% below the nine months ended August 31, 1997.

     Royalty revenue increased slightly to $1,146,000 in the third quarter of 1998 from $1,118,000 in 1997. For the nine months ended August 31, 1998, royalty revenue was $3,328,000, an increase of $44,000 or 1.3% over the same period a year ago. Royalties were essentially flat as the increased royalties paid as a result of increased sales by existing franchise locations was offset by reduced royalties resulting from the number of franchised locations decreasing to 255 as of August 31, 1998 from 277 as of August 31, 1997. Most of the store reductions were in low-performing locations; however, there was some impact on royalty revenue.

     Sales of printing equipment, supplies and services for the third quarter of 1998 decreased to $852,000 from $1,281,000 for 1997, a decrease of 33.5%. For the nine months ended August 31, 1998, sales of products were $2,926,000 or 20% below the sales of $3,656,000 for the same period a year ago. The decrease in 1998 resulted from the elimination of selling certain electronic publishing equipment, envelopes and inks and reduced sales of printing presses and related equipment that reflected reduced demand from franchisees.

     Finance and other income was $312,000 for the quarter ended August 31, 1998, which is $114,000 or 57.6% greater than the same quarter a year ago. For the nine months ended August 31, 1998, finance and other income was $991,000 or 41.2% more than the $699,000 for the same period a year ago. For the three and nine month periods of 1998, the increased revenues were primarily due to investing in higher yielding investments and an increased level of investments. Overall, franchise fee revenues are not significant in 1998 or 1997 due to the Company's emphasis during such periods on increasing existing franchise location sales and growth through acquisitions.

     Cost of Sales. Cost of sales decreased to $649,000 for the third quarter of 1998 from $1,054,000 for 1997, a decrease of 38.4% for the quarter. The decrease in the third quarter is the result of a related decrease in sales of printing and electronic publishing equipment. Nine month cost of sales amounts totaled $2,279,000 in 1998, compared to $3,007,000 in 1997, a decrease of $728,000 or
24.2%, relating primarily to sales decreases. Average margins in products and services increased to 22.1% for the nine month period of 1998 compared to 17.7% for the nine month period ended August 31, 1997 due to the elimination of selling and reduced sales of certain low margin products and generally improved margins on most other product lines.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $723,000 for the third quarter 1998 compared to $739,000 for 1997, a decrease of 2.2%. Total expenses for the nine months ended August 31, 1998 were $2,413,000 compared to $2,493,000 for 1997, representing a 3.2% decrease. The decrease in expenses was due to the elimination of one executive position and the expiration of a long-term consulting agreement, effective December 1, 1997, which was offset by general inflationary increases in other operating expenses.

     Provision for Income Tax. The Company's effective combined federal and state income tax rate is estimated to be 37% for 1998 due primarily to the effect of state income taxes, non-taxable income on municipal securities and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ending August 31, 1998, the Company generated $1,496,000 from operating activities, a slight increase of $4,000 from $1,492,000 of funds provided from operating activities for the nine month period of 1997.

     The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

     Franchise owners may finance their equipment purchases through a $6,000,000 equipment financing facility established with U. S. Bank by Insty-Prints for the benefit of the franchise owners. This facility is guaranteed by IPI and Insty-Prints, whose contingent liability under this agreement is capped at $2,400,000 annually. Accrued financing liabilities of $200,000 are recorded on the balance sheet at August 31, 1998, representing estimated losses on these guarantees, net of equipment value. The aggregate balance outstanding under this facility as of August 31, 1998 was approximately $2,839,000.

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

Item 2.   Changes in Securities
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          Not applicable.

Item 4.   Submission of Matters to Vote of Security Holders
          Not applicable.

Item 5.   Other Information
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K                                 Page
                                                                           ----

          (a) Exhibits.

              *11  Statement Re: Computation of per share earnings          11

              *27  Financial Data Schedule                                  12

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter for which this report is filed.


              -----------------------------
              *Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  October 9, 1998        IPI, Inc.



                               By: /S/ Robert J. Sutter
                                   ---------------------------------------------
                                   Robert J. Sutter
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




                               By: /S/ David M. Engel
                                   ---------------------------------------------
                                   David M. Engel
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)