Form 10QSB/A
period 1998-08-31
IPI INC
filed 1999-01-14
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB/A


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

PART I.  FINANCIAL INFORMATION
ITEM 1.

                            IPI, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         August 31, 1998  November 30,
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

                            IPI, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended        Nine Months Ended
                                                            August 31,               August 31,
                                                     -----------------------   -----------------------
                                                         1998        1997         1998          1997
                                                         ----        ----         ----          ----
REVENUES:
     Royalty fees                                    $1,146,000   $1,118,000   $3,328,000   $3,284,000
     Printing equipment, supplies and services          852,000    1,281,000    2,926,000    3,656,000
     Finance and other income                           312,000      198,000      991,000      699,000
                                                     ----------   ----------   ----------   ----------
     Total revenues                                   2,310,000    2,597,000    7,245,000    7,639,000
                                                     ----------   ----------   ----------   ----------

COSTS AND EXPENSES:
     Cost of sales                                      649,000    1,054,000    2,279,000    3,007,000
     Selling, general and administrative expenses       723,000      739,000    2,413,000    2,493,000
     Amortization of goodwill                            58,000       58,000      173,000      173,000
                                                     ----------   ----------   ----------   ----------
     Total costs and expenses                         1,430,000    1,851,000    4,865,000    5,673,000
                                                     ----------   ----------   ----------   ----------
     Income before provision for income taxes           880,000      746,000    2,380,000    1,966,000

PROVISION FOR INCOME TAXES                              326,000      276,000      881,000      727,000
                                                     ----------   ----------   ----------   ----------

NET INCOME                                           $  554,000   $  470,000   $1,499,000   $1,239,000
                                                     ==========   ==========   ==========   ==========

BASIC EARNINGS PER COMMON SHARE                      $     0.12   $     0.10   $     0.32   $     0.26
                                                     ==========   ==========   ==========   ==========

DILUTED EARNINGS PER COMMON SHARE                    $     0.12   $     0.10   $     0.32   $     0.26
                                                     ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
     COMMON AND COMMON SHARE
     EQUIVALENTS OUTSTANDING

     - BASIC                                          4,734,000    4,734,000    4,734,000    4,734,000
                                                     ==========   ==========   ==========   ==========

     - DILUTED                                        4,758,000    4,734,000    4,746,000    4,734,000
                                                     ==========   ==========   ==========   ==========


  The accompanying notes are an integral part of these consolidated statements.

                            IPI, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                               August 31,
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

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of sales for the periods indicated:

                                                            Quarter Ended     Nine Months Ended
                                                              August 31,          August 31,
                                                           ---------------     ----------------
                                                            1998      1997      1998      1997
                                                            ----      ----      ----      ----
     Revenues:
         Royalty fees                                       49.6%     43.0%     45.9%     43.0%
         Printing equipment, supplies and services          36.9      49.4      40.4      47.9
         Finance and other income                           13.5       7.6      13.7       9.1
                                                           -----     -----     -----     -----

         Total revenues                                    100.0     100.0     100.0     100.0
                                                           -----     -----     -----     -----

     Costs and expenses:
         Costs of sales                                     28.1      40.6      31.4      39.4
         Selling, general and administrative expenses       31.3      28.5      33.3      32.6
         Amortization of goodwill                            2.5       2.2       2.4       2.3
                                                           -----     -----     -----     -----

         Total costs and expenses                           61.9      71.3      67.1      74.3
                                                           -----     -----     -----     -----

     Income before provision for income taxes               38.1      28.7      32.9      25.7
     Provision for income taxes                             14.1      10.6      12.2       9.5
                                                           -----     -----     -----     -----

     Net income                                             24.0%     18.1%     20.7%     16.2%
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

YEAR 2000 COMPLIANCE

     The Company has adopted a plan to achieve Year 2000 compliance and an assessment of its internal systems has essentially been completed. Most desktop computers are Macintosh-based and are Year 2000 compliant, as well as the software utilized. Those desktop systems not compliant will be upgraded to new systems that are Year 2000 compliant by the third quarter of 1999. Software updates to the Company's mainframe systems are substantially complete and expected to be finalized by the end of the second quarter of 1999. The vendor supplying the Point of Sale system used by most franchisees has verified that the system is Year 2000 compliant. The Company has completed an analysis of its vendor relationships in which the risk of each vendor's non-compliance with Year 2000 was assessed. Survey letters were sent to major vendors in mid-year 1998 to ascertain the status of each vendor's Year 2000 compliance. The survey process of vendors will be completed by the end of the first quarter of 1999 and will be monitored thereafter. Total costs associated with the Year 2000 compliance project through August 31, 1998 have been approximately $10,000 and total costs related to Year 2000 are expected to be less than $50,000.

    The Company plans to provide its franchisees an assessment guide in October 1998, which serves as a step-by-step planning document for their use addressing Year 2000 compliance. Most of the primary equipment used by franchisees is not date sensitive nor does it contain embedded chips.

     The Company does not have vendor or customer relationships in which critical data is exchanged electronically. The Company would suffer if a service provider such as a telecommunications or utility vendor was not Year 2000 compliant and their respective service was interrupted or terminated. In such a case, the Company would be required to revert to its disaster recovery plan for the specific issue. If a large number of vendors that provide product to our franchisees were not compliant and unable to provide our franchisees products, it is likely that the Company would recognize a material reduction of royalties from the franchisees' lost sales.

     To date, the Company has not identified any suppliers who do not plan to be Year 2000 compliant; this analysis is ongoing. If non-compliant vendors are identified, the Company intends to develop appropriate contingency plans.

     While the Company believes its planning efforts are adequate to address its Year 2000 concerns, the Year 2000 readiness of the Company's suppliers and business partners may lag behind the Company's efforts. Although the Company does not believe that the Year 2000 matters discussed above will have a material impact on its business, financial condition and results of operations, it is uncertain as to what extent the Company may be affected by such matters.

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


              -----------------------
              *Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: January 13, 1999         IPI, Inc.



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