Form 10KSB
period 1998-11-30
IPI INC
filed 1999-02-19
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998.

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
        (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
        Title of each class        Name of each exchange on which registered

-------------------------------    -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

        COMMON STOCK, $.01 PAR VALUE
--------------------------------------------------------------------------------
              (Title of class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State issuer's revenues for its most recent fiscal year. $9,803,000.

        As of February 16, 1999, 4,734,087 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based on the closing sales price of these shares on the Nasdaq Small Cap Market held by non-affiliates was approximately $3,408,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
        The Company's definitive proxy statement for its annual meeting of shareholders to be held on May 10, 1999, a copy of which will be filed with the Securities and Exchange Commission with 120 days of November 30, 1998, is incorporated into part II of this Form 10-KSB.

        Transitional Small Business Disclosure Format: Yes ___ No _X_

                                    IPI, INC.
                            FORM 10-KSB ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

                                Table of Contents


PART I                                                                      PAGE
  Item 1.      Description of Business.                                        3
  Item 2.      Description of Properties.                                      6
  Item 3.      Legal Proceedings.                                              6
  Item 4.      Submission of Matters to a Vote of Security Holders.            6

PART II
  Item 5.      Market For Common Equity and Related Stockholder Matters.       6
  Item 6.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.                                    7
  Item 7.      Financial Statements.                                          10
  Item 8.      Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure                                     23

PART III
  Item 9.      Directors, Executive Officers, Promoters and Control Persons,
                 Compliance With Section 16(a) of the Exchange Act.           23
  Item 10.     Executive Compensation.                                        23
  Item 11.     Security Ownership of Certain Beneficial Owners and
                 Management.                                                  23
  Item 12.     Certain Relationships and Related Transactions.                23
  Item 13.     Exhibits and Reports on Form 8-K.                              24

SIGNATURES                                                                    25

                            IPI, INC. AND SUBSIDIARY
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

      IPI, Inc. (the "Company"), a Minnesota corporation, was incorporated in 1983 to acquire 100% of the stock of Insty-Prints, Inc. ("Insty-Prints"). Insty-Prints is a wholly owned subsidiary of the Company. The Company, through approximately 250 franchise locations with the "Insty-Prints" trade name, offers full-service business printing, focusing on the fast-turnaround market. The Company's franchise owners provide a wide variety of services primarily to business customers, ranging from the printing of simple business cards to reproducing digitally enhanced color transparencies. The Company's growth strategy has included acquisitions. In June 1995, the Company acquired the franchise contracts and certain notes receivable of Copy Boy Corporation ("Copy Boy"), a franchisor of 21 fast-turnaround business printing locations in the Phoenix and Tucson markets. All 21 Copy Boy stores subsequently converted to new Insty-Prints 20 year franchise contracts. In March 1994, the Company acquired all the outstanding stock of The Printhouse Express, Inc. ("Printhouse") from a franchisor of full service business printing centers, primarily in the Washington D.C. area. Printhouse had 19 locations when acquired, all of which subsequently converted to Insty-Prints stores. Effective November 30, 1994, Printhouse was merged into Insty-Prints.

INDUSTRY

      Industry sources estimate that the quick printing industry consists of approximately 35,000 business locations nationwide. Of all quick printing locations, only approximately 4,700 are franchised, according to International Franchise Association information. Aggregate demand for fast turnaround business printing has increased in recent years due to significant advances in printing and copying technology, expanded services offered and the reduction of in-house printing operations. The emergence of desktop publishing, color copying and digital pre-press technology has allowed quick printers to produce smaller copying and printing runs economically, shifting demand from commercial printers to fast turn-around business printers. As a result, small businesses, which previously could not afford the services of a professional printer, can now utilize the services of quick printers on a cost-effective basis. These advances in technology have also resulted in an expanded array of services offered by quick printing locations, attracting new customers and increasing sales to existing customers. In addition, corporate down-sizing in the 1990's has eliminated many internal printing functions, thereby increasing the demand for external printing operations.

BUSINESS PRINTING SERVICES

      An Insty-Prints franchise location provides a wide array of services, including graphic design, typesetting, desktop publishing, color printing, high volume and color copying, and bindery. Insty-Prints franchise owners target customers are small to medium sized businesses, departments of larger businesses, and in-house printing operations. Insty-Prints franchise owners provide their customers with fast turn-around, high quality service on short run printing and copying (normally between 2,000 and 5,000 copies) and smaller format printing and copying (which includes documents up to 11 inches by 17 inches in size). Services provided may include the production of business cards, business stationery, envelopes, business forms, brochures, pamphlets, manuals and overhead color transparencies. In addition, Insty-Prints is introducing the use of digital transfer technology to its franchise system. This will allow customers to deliver completed documents by means of diskette or modem for printing or reproduction at a franchise location. Typically, approximately 70% of revenues in any given location are derived from printing and copying services and the remaining revenues are derived from graphic design, binding and other services.

      The typical Insty-Prints location is owner-operated and generally has three to six employees, including an experienced graphic designer and an experienced press operator. Insty-Prints recommends that franchise owners seek locations with approximately 2,000 to 2,500 square feet in areas of high business concentration. The cost to a prospective franchise owner to open an Insty-Prints location typically ranges from $322,000 to $380,000 and includes, among other things, the franchise or initial fee, the training and development fee, cost of equipment and signage, and working capital.

      As of December 31, 1998, the Company had two corporate stores and 205 separate Insty-Prints franchise owners that operated 251 print center locations. The average revenues per location for those reporting for the full calendar year ended December 31, 1998 were approximately $521,000. No single location, and no single franchise owner, accounted for more than 5% of all system revenues for the calendar year ended December 31, 1998.

      In late 1996, the Company sold and executed a Master Franchise Agreement ("MFA") for Poland. The agreement provided for a development schedule of store openings. The first Insty-Prints location under the Poland MFA opened in February 1997.

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

            Training. The Company strives to provide franchise owners with up-to-date educational materials and training support. Upon opening a new store, each franchise owner attends a comprehensive training program provided by Insty-Prints. Included in this initial training, representatives from the Company assist each new owner in developing a one-year business plan and provides on-site support during the first week in business. To assist all franchise owners in keeping up-to-date on all current industry and technology changes, Insty-Prints sends out newsletters, technical bulletins, educational materials, conducts on-going training sessions at its corporate headquarters and at four annual regional meetings and provides seminars and workshops as part of a three-day national "family reunion."

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

            Purchasing Services. The Company provides its franchise owners with purchasing advantages for equipment and supplies in two ways. First, the Company utilizes its substantial purchasing power to negotiate certain volume discounts that are available to franchise owners for direct purchases from a variety of vendors. Second, the Company is able to negotiate contracts with certain suppliers to purchase equipment and supplies for resale to its franchise owners at competitive prices.

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

EMPLOYEES

      As of November 30, 1998, the Company had 29 full time corporate employees and 14 employees in the company owned print centers. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTIES.

      The Company leases its headquarters in a 13,246 square foot office/warehouse facility in Eden Prairie, Minnesota. The lease term expires September 30, 2000 with current annual base rent payments of $136,800. The Company has an option to extend the term 5 additional years.

      The Company leases facilities for two company owned print centers, as follows:

            Location             Size of Store    Maturity    Base Lease Payment
            --------             -------------    --------    ------------------
            Minneapolis, MN       3,245 sq ft     6/30/99      $39,785 annually
            Charlotte, NC         3,180 sq ft     2/28/01      $42,780 annually

      In the opinion of management, the properties are adequately covered by insurance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended November 30, 1998.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is traded on the Nasdaq Small Cap Market under the symbol: INST. The following table sets forth the high and low bid prices for each quarter as reported by NASDAQ for the periods indicated. Such quotations reflect closing day sales.

                                       Fiscal 1998              Fiscal 1997
                                       Common Stock             Common Stock
            Quarter                High Bid     Low Bid     High Bid     Low Bid
            -------                --------     -------     --------     -------
            First                   $4.75        $4.13       $4.00        $3.25
            Second                  $4.56        $4.25       $4.00        $3.25
            Third                   $5.75        $4.38       $4.38        $3.88
            Fourth                  $5.13        $3.00       $5.50        $3.75

      No dividends have been paid on the Common Stock since the Company's June 1994 public offering. The Company currently intends to retain earnings for use in operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

      The last reported sales price as of February 16, 1999 of the Company's Common Stock was $3.50. As of February 16, 1999, there were approximately 230 holders of record of Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      As of December 31, 1998, the Company, through its wholly-owned subsidiary Insty-Prints, had 251 franchises and two Company-owned stores.

RESULTS OF OPERATIONS

      The following table sets forth certain statement of operations data as a percentage of sales for the periods indicated:

                                                                   Fiscal Year Ended November 30,
                                                                   ------------------------------
                                                                     1998       1997       1996
                                                                    ------     ------     ------
            Royalty fees                                              46.2%      43.4%      39.5%
            Printing equipment, supplies and services                 40.6       46.8       50.9
            Franchise fees                                              .2        1.3        2.5
            Finance and other income                                  13.0        8.5        7.1
                                                                    ------     ------     ------
            Total Revenues                                           100.0      100.0      100.0
                                                                    ------     ------     ------
            Costs and expenses:
                  Cost of sales                                       32.0       38.4       42.8
                  Selling, general and administrative expenses        32.8       32.9       31.5
                  Amortization of goodwill and other intangibles       2.3        2.2        2.2
                                                                    ------     ------     ------
            Total costs and expenses                                  67.1       73.5       76.5
                                                                    ------     ------     ------
            Income before provision for income taxes                  32.9       26.5       23.5

                  Provision for income taxes                          12.2        9.8        8.7
                                                                    ------     ------     ------
            Net income                                                20.7%      16.7%      14.8%
                                                                    ======     ======     ======

FISCAL YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

REVENUES

      Total revenues, consisting of royalties, sales of printing equipment supplies and services, franchise fees, and finance and other income, were $9,803,000 in 1998, compared to $10,303,000 in 1997 and $10,384,000 in 1996.
Revenues have been decreasing each year primarily as a result of reduced sales of printing equipment, supplies and services, which is discussed in the third paragraph of this section.

      Royalty revenue increased 1.3% to $4,528,000 in 1998 from $4,470,000 in 1997. Royalties for 1996 were $4,102,000, resulting in an annual increase of 9.0% in 1997 compared to 1996. Royalty increases in 1998 were primarily as a result of increased sales by franchise owners. Calendar year average annualized sales per location open and reporting for the complete 12 month period were $521,000 for 1998, $501,000 for 1997 and $445,000 for 1996. As of December 31,
1998, there were 253 franchise and company owned locations compared to 270 as of December 31, 1997 and 294 as of December 31, 1996. The reduced number of franchise locations in 1998 compared to 1997 and 1996 resulted mostly from the closing of underperforming stores. The reduced number of locations in 1998 has negatively affected the growth of royalty income.

      Sales of printing equipment, supplies and services were $3,982,000 in 1998 compared to $4,817,000 in 1997, a decrease of 17.3%, and were $5,286,000 in 1996, a decrease of 8.9% between 1997 and 1996. The decrease in sales in 1998 resulted from reduced franchise owner demand for printing equipment and elimination of selling certain electronic publishing equipment. The decrease in sales in 1997 primarily resulted from the elimination of selling certain electronic publishing products and envelopes. Sales revenue and mix for 1999 are expected to be similar to the results of 1998.

The four largest sale items over the past three years as a percent of total sales were as follows:

                                      1998       1997       1996
                                     ------     ------     ------
            Printing Equipment         11.8%      16.0%      15.9%
            Direct Mail                30.6       21.7       20.8
            Copier Supplies            27.6       23.7       20.7
            Electronic Publishing       2.9       11.0       14.1
            Other                      27.1       27.6       28.5
                                     ------     ------     ------
                                      100.0%     100.0%     100.0%
                                     ======     ======     ======

      Franchise fee revenues were not significant in 1998, 1997 or 1996 due to the Company's emphasis on growth through acquisitions and increasing existing franchise location sales rather than seeking to add new locations by sales of new franchises.

      Finance and other income was $1,276,000 in 1998 compared to $878,000 in 1997, an increase of 45% in 1998 and was $741,000 in 1996. Finance and other income increased in 1998 and in 1997 over 1996 as interest income increased due to an increased level of invested funds and higher yielding investments, which involve assuming increased market risk of principal. Additionally, in 1998, sizeable payments were made on a few large franchise notes receivable that were severely delinquent, which positively impacted interest recognized on notes receivable. Cash and investments outstanding were $9,799,000 at November 30, 1998 compared to $7,108,000 at November 30, 1997.

COST OF SALES.

      Cost of sales were $3,134,000 in 1998 compared to $3,951,000 in 1997, a decrease of 20.7%, and were $4,444,000 for 1996, resulting in a 11.1% decrease in 1997. The decrease in the comparative fiscal years was directly related to the reduced level of the sales of printing equipment, supplies and services. Margins on the sales of products and services were 21.3% in 1998, 18.0% in 1997 and 15.9% in 1996. The 1998 increase over 1997 was due to improved margins on the sale of consumable products and reduced sales of lower margin products, such as printing equipment and certain electronic publishing equipment. The increase in 1997 over 1996 was due to improved margins on consumable products and the direct mail program, and reduced sales of lower margin equipment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses were $3,212,000 in 1998 compared to $3,393,000 in 1997, a decrease of 5.3%, and were $3,273,000 in 1996, an increase of 3.7% in 1997. Decreases in expenses for 1998 resulted from the elimination of one executive position and the expiration of a long-term consulting contract, both effective December 1, 1997, which were offset by normal compensation increases and general inflationary increases for other operating costs. The increase in 1997 reflects normal compensation and general inflationary increases.

INCOME TAX EXPENSE

      The Company's effective combined federal and state income tax rate was 37% in 1998, 1997 and 1996. The Company paid federal and state income taxes totaling $1,141,000 in 1998, $875,000 for 1997 and $916,000 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

      During fiscal year 1998, the Company generated $2,359,000 from operating activities, compared to $2,446,000 in fiscal 1997 and $1,682,000 in fiscal 1996. For fiscal 1998, cash was principally used to purchase marketable equity securities, fund equipment purchases and increase cash equivalents. For fiscal 1997, cash was principally used to purchase marketable equity securities and fund equipment purchases. Funds from the sale of short-term investments were also used to support the preceding cash uses.

      Management believes the current cash, short term and marketable equity investment balances as well as future cash flow from operations should be sufficient to fund future growth and other on-going operational needs.

      The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

      Franchise owners may finance their equipment purchases through a $6,000,000 equipment financing facility established with FBS Business Finance Corporation by Insty-Prints for the benefit of the franchise owners. This facility is guaranteed by the Company and Insty-Prints, whose contingent liability under this agreement is capped at $2,400,000. A loss reserve of $200,000 is recorded on the balance sheet at November 30, 1998, representing estimated losses on this guarantee. The aggregate balance outstanding under this facility as of November 30, 1998 was $2,660,000.

YEAR 2000 COMPLIANCE

      The Company has adopted a plan to achieve Year 2000 compliance and an assessment of its internal systems has essentially been completed. Most desktop computers are Macintosh-based and are Year 2000 compliant, as well as the software utilized. Those desktop systems not compliant will be upgraded to new systems that are Year 2000 compliant by the third quarter of 1999. Software updates to the Company's mainframe systems are substantially complete and expected to be finalized by the end of the second quarter of 1999. The vendor supplying the Point of Sale system used by most franchisees has verified that the system is Year 2000 compliant. The Company has completed an analysis of its vendor relationships in which the risk of each vendor's non-compliance with Year 2000 was assessed. Survey letters were sent to major vendors in mid-year 1998 to ascertain the status of each vendor's Year 2000 compliance. The survey process of vendors will be completed by the end of the first quarter of 1999 and will be monitored thereafter. Total costs associated with the Year 2000 compliance project through November 30, 1998 have been approximately $16,000 and total costs related to Year 2000 are expected to be less than $50,000.

      The Company provided its franchisees an assessment guide in October 1998, which serves as a step-by-step planning document for their use addressing Year 2000 compliance. Most of the primary equipment used by franchisees is not date sensitive nor does it contain embedded chips.

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

FORWARD LOOKING STATEMENTS

      Except for historical financial information, the information contained in this annual report constitute forward-looking statements and are based on management's goals, estimates, assumptions and projections. Important factors could cause results to differ materially from those expected by management. Some of these factors, such as increased competition from other business printing centers or reduced demand for printed media could decrease sales by franchised locations and decrease sales of products to franchisees by the Company. This would reduce royalty revenue from franchised locations and sales of products to such locations by the Company, thus reducing revenues and profits.

      Due to factors noted above and elsewhere in this annual report, the Company's future earnings and Common Stock price may be subject to volatility. Any shortfall in revenue or earnings from anticipated levels could have a significant effect on the trading price of the Company's Common Stock in any given period.

ITEM 7.  FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                  PAGE

      Report of Independent Public Accountants                               11
      Consolidated Balance Sheets as of November 30, 1998 and 1997           12
      Consolidated Statements of Operations for Each of the Three Years
        in the Period Ended November 30, 1998, 1997 and 1996                 14
      Consolidated Statements of Shareholders' Equity for Each of the
        Three Years in the Period Ended November 30, 1998, 1997 and 1996 15 Consolidated Statements of Cash Flows for Each of the Three Years
        in the Period Ended November 30, 1998, 1997 and 1996                 16
      Notes to Consolidated Financial Statements                             17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To IPI, Inc.:

We have audited the accompanying consolidated balance sheets of IPI, Inc. (a Minnesota corporation) and Subsidiary as of November 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IPI, Inc. and Subsidiary as of November 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles.





                                         ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
January 11, 1999

                            IPI, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                           November 30
                                                                 --------------------------------
                                                                      1998               1997
                                                                 -------------      -------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                    $   3,828,000      $   1,294,000
    Short-term investments                                           1,340,000            800,000
    Marketable equity securities                                     4,631,000          5,014,000
    Trade accounts receivable, net                                   1,225,000          1,274,000
    Current maturities of notes receivable, net of allowance
        of $205,000 and $163,000 (Note 2)                              746,000            987,000
    Inventories                                                        393,000            315,000
    Prepaid expenses and other                                          92,000            119,000
    Deferred income taxes (Note 3)                                     789,000            593,000
                                                                 -------------      -------------
                    Total current assets                            13,044,000         10,396,000
                                                                 -------------      -------------
PROPERTY AND EQUIPMENT:
    Property and equipment                                           1,522,000          1,356,000
    Less - Accumulated depreciation and amortization                  (961,000)          (790,000)
                                                                 -------------      -------------
                    Property and equipment, net                        561,000            566,000

NOTES RECEIVABLE, net of current maturities and
     allowance of $648,000 and $522,000 (Note 2)                     1,139,000          1,852,000
GOODWILL AND OTHER INTANGIBLES, net (Note 1)                         3,157,000          3,388,000
                                                                 -------------      -------------
                                                                 $  17,901,000      $  16,202,000
                                                                 =============      =============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            IPI, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                   (Continued)

                                                                              November 30
                                                                     ------------------------------
                                                                         1998              1997
                                                                     ------------      ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                 $    534,000      $    417,000
    Accrued compensation                                                  296,000           411,000
    Accrued financing liabilities (Note 7)                                200,000           200,000
    Deferred revenues                                                      14,000            52,000
    Income taxes payable                                                  306,000           242,000
    Other accrued liabilities                                             258,000           321,000
                                                                     ------------      ------------
                    Total current liabilities                           1,608,000         1,643,000
                                                                     ------------      ------------
LONG-TERM CAPITAL LEASE OBLIGATIONS                                        51,000           107,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)


SHAREHOLDERS' EQUITY (Note 4):

    Common stock, $.01 par value, 15,000,000 shares authorized,
      4,734,000 shares issued and outstanding                              47,000            47,000
    Additional paid-in capital                                         15,584,000        15,584,000
    Retained earnings (deficit)                                           900,000        (1,132,000)

    Unrealized loss on marketable securities available for sale,
      net of related income tax effects                                  (289,000)          (47,000)
                                                                     ------------      ------------
                    Total shareholders' equity                         16,242,000        14,452,000
                                                                     ------------      ------------
                                                                     $ 17,901,000      $ 16,202,000
                                                                     ============      ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            IPI, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                                                      For the Years Ended November 30
                                                                -------------------------------------------
                                                                   1998             1997            1996
                                                                -----------     -----------     -----------
REVENUES:
    Royalty fees                                                $ 4,528,000     $ 4,470,000     $ 4,102,000
    Printing equipment, supplies and services                     3,982,000       4,817,000       5,286,000
    Franchise fees                                                   17,000         138,000         255,000
    Finance and other income                                      1,276,000         878,000         741,000
                                                                -----------     -----------     -----------
                    Total revenues                                9,803,000      10,303,000      10,384,000
                                                                -----------     -----------     -----------
COSTS AND EXPENSES:
    Cost of sales                                                 3,134,000       3,951,000       4,444,000
    Selling, general and administrative expenses                  3,212,000       3,393,000       3,273,000
    Amortization of goodwill and other intangibles                  231,000         231,000         231,000
                                                                -----------     -----------     -----------
                    Total costs and expenses                      6,577,000       7,575,000       7,948,000
                                                                -----------     -----------     -----------
                    Income before provision for income taxes      3,226,000       2,728,000       2,436,000

PROVISION FOR INCOME TAXES                                        1,194,000       1,009,000         903,000
                                                                -----------     -----------     -----------
NET INCOME                                                      $ 2,032,000     $ 1,719,000     $ 1,533,000
                                                                ===========     ===========     ===========
BASIC AND DILUTED EARNINGS PER COMMON SHARE                     $       .43     $       .36     $       .32
                                                                ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING
  - BASIC                                                         4,734,000       4,734,000       4,734,000
                                                                ===========     ===========     ===========
  - DILUTED                                                       4,745,000       4,734,000       4,734,000
                                                                ===========     ===========     ===========

  The accompanying notes are an integral part of these consolidated statements.

                            IPI, INC. AND SUBSIDIARY

                 Consolidated Statements of Shareholders' Equity

                                         Common Stock
                                 --------------------------      Additional        Retained         Unrealized
                                   Shares                         Paid-In          Earnings          Loss on
                                   Issued         Amount          Capital         (Deficit)         Securities           Total
                                 ---------     ------------     ------------     ------------      ------------      ------------
BALANCE,
  November 30, 1995              4,734,000     $     47,000     $ 15,584,000     $ (4,384,000)     $         --      $ 11,247,000
                                 ---------     ------------     ------------     ------------      ------------      ------------
Net income                              --               --               --        1,533,000                --         1,533,000
                                 ---------     ------------     ------------     ------------      ------------      ------------
BALANCE,
  November 30, 1996              4,734,000           47,000       15,584,000       (2,851,000)               --        12,780,000
                                 ---------     ------------     ------------     ------------      ------------      ------------
Net income                              --               --               --        1,719,000                --         1,719,000
Unrealized loss on
  marketable securities
  available for sale, net
  of related income tax
  effects                               --               --               --               --           (47,000)          (47,000)
                                 ---------     ------------     ------------     ------------      ------------      ------------
BALANCE,
  November 30, 1997              4,734,000     $     47,000     $ 15,584,000     $ (1,132,000)     $    (47,000)     $ 14,452,000
                                 ---------     ------------     ------------     ------------      ------------      ------------
Net income                              --               --               --        2,032,000                --         2,032,000
Unrealized loss on
  marketable securities
  available for sale, net
  of related income tax
  effects                               --               --               --               --          (242,000)         (242,000)
                                 ---------     ------------     ------------     ------------      ------------      ------------

BALANCE,
  November 30, 1998              4,734,000     $     47,000     $ 15,584,000     $    900,000      $   (289,000)     $ 16,242,000
                                 =========     ============     ============     ============      ============      ============


  The accompanying notes are an integral part of these consolidated statements.

                            IPI, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                                     For the Years Ended November 30
                                                                            ------------------------------------------------
                                                                                1998              1997               1996
                                                                            ------------      ------------      ------------
OPERATING ACTIVITIES:
    Net income                                                              $  2,032,000      $  1,719,000      $  1,533,000
    Adjustments to reconcile net income to net cash provided
        by operating activities-
            Depreciation and amortization                                        418,000           391,000           346,000
            Deferred income taxes                                                (54,000)           20,000           (54,000)
            Net change in other operating items:
                Trade accounts receivable                                         49,000            24,000           187,000
                Inventories                                                      (78,000)           83,000          (132,000)
                Prepaid expenses and other                                        27,000            48,000            52,000
                Accounts payable, deferred revenues and other
                    accrued liabilities                                          (35,000)          161,000          (250,000)
                                                                            ------------      ------------      ------------
                    Net cash provided by operating activities                  2,359,000         2,446,000         1,682,000
                                                                            ------------      ------------      ------------
INVESTING ACTIVITIES:
    Purchase of property and equipment, net                                     (238,000)         (230,000)         (212,000)
    Sale (purchase) of short-term investments, net                              (540,000)        2,380,000          (532,000)
    Purchase of marketable equity securities                                          --        (5,089,000)               --
    Change in notes receivable, net                                              953,000           530,000          (256,000)
                                                                            ------------      ------------      ------------
                    Net cash provided by (used in) investing activities          175,000        (2,409,000)       (1,000,000)
                                                                            ------------      ------------      ------------
                    Increase in cash and cash equivalents                      2,534,000            37,000           682,000

CASH AND CASH EQUIVALENTS, beginning of year                                   1,294,000         1,257,000           575,000
                                                                            ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, end of year                                      $  3,828,000      $  1,294,000      $  1,257,000
                                                                            ============      ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Income taxes paid                                                       $  1,141,000      $    875,000      $    916,000
                                                                            ============      ============      ============
    Sale of partnership interests for note receivable                       $         --      $         --      $    124,000
                                                                            ============      ============      ============
    Equipment acquired under capital leases                                 $         --      $    212,000      $         --
                                                                            ============      ============      ============


  The accompanying notes are an integral part of these consolidated statements.

                            IPI, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           November 30, 1998 and 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION:

BUSINESS

IPI, Inc. (the Company), through its wholly owned subsidiary Insty-Prints, Inc. (Insty-Prints), is a franchisor of business printing centers and provides ongoing support to its franchisees through business and technical training as well as research and evaluation of new products and services. Insty-Prints has approximately 250 franchised locations in the United States with heavier concentrations in the Midwest and Eastern Coast states. In August 1995, the Company established a second wholly owned subsidiary, Digital Output Center
(DOCs), a start-up venture with the purpose of exploring and developing digital graphics and reproduction services. DOCs opened in March 1996 and in November 1996 was merged into the Company and operates as a separate division. Prior to the Company's initial public offering (see Note 4), the Company was a wholly owned subsidiary of Jacobs Industries, Incorporated (JII).

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of financial instruments which are highly liquid and mature within 90 days.

SHORT-TERM INVESTMENTS AND MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each balance sheet date.

Short-term investments consist principally of variable rate demand notes and are stated at fair value, which approximates cost. All short-term investments are classified as trading securities. These securities are bought and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses are included in earnings.

Marketable equity securities consist of common stock of a publicly traded real estate investment trust. These securities are classified as available for sale and, accordingly, are stated at fair value with unrealized gains or losses reported as a separate component of shareholders' equity, net of tax effects.

At November 30, 1998, the cost, fair value and gross unrealized loss on marketable equity securities are as follows:

            Fair value                  $4,631,000
            Cost                         5,089,000
                                        ----------
            Gross unrealized loss       $  458,000
                                        ==========

The gross unrealized loss on marketable equity securities and the related income tax effect have been excluded from the Statement of Cash Flows due to their non-cash nature. Dividend distributions received on marketable equity securities were $452,000 and $110,000 for the year ended November 30, 1998 and 1997, respectively.

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

GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles included the following as of November 30:

                                                             Amortization Period
                                          1998         1997         (Years)
                                     -------------------------------------------
   Goodwill                            $4,302,000   $4,302,000      18 - 40
   Non-competition agreement (Note 5)     250,000      250,000         5
   Accumulated amortization            (1,395,000)  (1,164,000)
                                       ----------   ----------
                                       $3,157,000   $3,388,000
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

REVENUE RECOGNITION

Franchise fee revenue is recognized when earned, which occurs in two parts: training fees are recognized at the completion of new owners training and development fees are recognized after the opening of new locations. Franchisees are required to pay monthly royalty fees of 2% to 4.5% of gross revenues over the term of the franchise agreement of up to 20 years. Royalty fees are recognized as revenue on the accrual method while revenue from printing equipment and supply sales is recognized upon shipment.

INCOME TAXES

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities.

NET INCOME PER COMMON SHARE

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share," which changes the way companies calculate their earnings per share (EPS). SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported gain by the weighted average shares outstanding, excluding potentially dilutive securities while diluted EPS includes the dilutive securities. The Company adopted SFAS No. 128 in the first quarter of 1998 and all prior periods EPS data has been restated.

BUSINESS SEGMENT INFORMATION

The Company is principally engaged in one business segment--the franchising and servicing of business printing centers under the trade name of Insty-Prints(R).

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

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 130 - Reporting Comprehensive Income was issued during June 1997 and establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company will adopt this standard in fiscal 1999. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities was issued during June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

2.   NOTES RECEIVABLE:

Notes receivable consist primarily of notes from franchisees. Notes receivable of $2,553,000 at November 30, 1998 are subject to security agreements with franchisees and are collateralized by printing equipment, furniture and fixtures. The majority of the notes receivable are also personally guaranteed by the respective franchisees. The franchisees generally pay principal and interest in monthly installments over a period not to exceed 120 months. The majority of notes written are for a period of 60 to 84 months.

3.   INCOME TAXES:

The Company files a consolidated federal income tax return and a combined state return with affiliated companies. Prior to the Company's initial public offering, the Company filed a federal income tax return with JII and participated in a related tax sharing agreement.

The provision for income taxes consists of the following:

                               For the Years Ended November 30
                         --------------------------------------------
                             1998             1997            1996
                         -----------      -----------     -----------
         Current:
             Federal     $ 1,057,000      $   980,000     $   946,000
             State           191,000            9,000          11,000
                         -----------      -----------     -----------
                           1,248,000          989,000         957,000
         Deferred            (54,000)          20,000         (54,000)
                         -----------      -----------     -----------
                         $ 1,194,000      $ 1,009,000     $   903,000
                         ===========      ===========     ===========

The differences between income taxes computed using the federal statutory rate and the effective tax rate were as follows:

                                                               For the Years
                                                                   Ended
                                                                November 30
                                                          ----------------------
                                                          1998     1997     1996
                                                          ----     ----     ----

         Federal statutory rate                            34%      34%      34%
         State income taxes, net of federal tax benefit     1        1        1
         Nondeductible amortization                         2        2        2
         Other, net                                        --       --       --
                                                         ----     ----     ----
                                                           37%      37%      37%
                                                         ====     ====     ====

The tax effect of significant temporary differences representing deferred tax assets as of November 30, 1998 and 1997, are as follows:

                                              1998          1997
                                           ---------     ---------

         Allowance for losses              $ 333,000     $ 267,000
         Accrued financing liabilities        78,000        78,000
         Accrued compensation                 37,000        55,000
         Accrued franchise incentives         58,000        56,000
         Other                               283,000       137,000
                                           ---------     ---------
                                           $ 789,000     $ 593,000
                                           =========     =========

No valuation allowance was required as of November 30, 1998 or 1997.

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

5.   STOCK OPTION PLANS:

The Company has long-term incentive and stock option plans which allow for the granting of stock options and other incentive awards to key employees, officers and directors of the Company. The employee stock option plan was amended in March 1996, increasing the stock options available by 50,000 and the plans now provide for a maximum of 400,000 shares to be granted. The options are generally granted at prices equal to the fair market value of the shares at the date of grant and are exercisable in cumulative annual increments of 20% each, commencing one year after the date of grant. The following is a summary of activity of the plans for the years ended November 30, 1998, 1997 and 1996:

                                              Number         Price
                                            of Options     Per Share
                                            ----------     ---------

         Outstanding, November 30, 1995       334,000      $    4.00
                                              -------      ---------
                Granted                        84,000           4.00
                Cancelled                    (124,000)          4.00
                                              -------      ---------
         Outstanding, November 30, 1996       294,000           4.00
                                              -------      ---------
                Granted                        94,000           4.00
                Cancelled                     (88,000)          4.00
                                              -------      ---------
         Outstanding, November 30, 1997       300,000           4.00
                                              -------      ---------
                Granted                        22,000           4.45
                Cancelled                     (55,000)          4.00
                                              -------      ---------
         Outstanding, November 30, 1998       267,000      $    4.04
                                              =======      =========

The number of options exercisable at November 30, 1998, 1997 and 1996 are 129,600, 90,000 and 82,400, respectively, and all are at the exercise price of $4.00 per share. As of November 30, 1998, there were 133,000 options available for future grant.

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

                                            1998           1997          1996
                                         -----------   -----------   -----------
         Net Income
               As reported               $ 2,032,000   $ 1,719,000   $ 1,533,000
               Pro forma                   1,960,000   $ 1,671,000   $ 1,514,000
         Income Per Share-as reported:
               Basic                     $       .43   $       .36   $       .32
               Diluted                   $       .43   $       .36   $       .32
         Income Per Share-pro forma:
               Basic                     $       .41   $       .35   $       .30
               Diluted                   $       .41   $       .35   $       .30

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair values of options granted in 1998, 1997 and 1996 were $2.57, 2.41 and $2.00, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: risk-free interest rates of 5.72% to 5.56% for 1998 and 6.38% to 6.91% for 1997 and 5.85% to 6.87% for 1996; no expected dividends; expected lives of 10 years for 1998, 1997 and 1996; and expected volatility of 34.52% to 35.29% for 1998 grants and 30.2% to 34.9% for 1997 grants and 22.2% to 27% for
1996 grants.

6.   RELATED-PARTY TRANSACTIONS:

The Company paid management fees of $75,000 in 1998, 1997 and 1996 to an affiliated company.

The Company funded a two year loan of $200,000 at 6.1% interest to Thomas S. Galloway, a Director and Officer of the Company. The loan is secured by 100,000 shares of Company stock. Mr. Galloway resigned as a Director and Officer of the Company, effective November 30, 1997, and the loan was fully repaid.

7.   COMMITMENTS AND CONTINGENCIES:

GUARANTEES

The Company is a guarantor of equipment financing by certain franchisees in amounts which aggregated $2,660,000 at November 30, 1998 and $3,441,000 at November 30, 1997. Under the terms of the guarantees, the maximum annual liability of the Company was approximately $2,400,000 at November 30, 1998 and 1997. The Company has recorded reserves for estimated losses on these guarantees as accrued financing liabilities in the accompanying consolidated balance sheets. As guarantor, the Company is subject to restrictive covenants which, among other matters, require that the Company maintain a minimum net worth and a debt to net worth ratio, as defined. As of November 30, 1998 and 1997, the Company was in compliance with such covenants.

OPERATING LEASES

At November 30, 1998, the Company's minimum annual rental commitments for leased equipment and facilities under operating leases with lease terms in excess of one year, were as follows:

         For the Years Ending November 30                     Amount
         --------------------------------                  -----------

               1999                                        $   269,000
               2000                                            194,000
               2001                                             25,000
               2002                                             12,000
                                                           -----------
                    Total minimum payments required        $   500,000
                                                           ===========

Rent expense was $305,000, $317,000 and $269,000 in 1998, 1997 and 1996,
respectively.

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

CONSULTING AGREEMENT

In 1997, the Company had a consulting agreement with an individual which provided for compensation based on the Company's net income as defined. This agreement also provided that if more than 50% of the voting stock or substantially all of the assets of Insty-Prints were sold, the consultant was required to be paid six times the compensation paid in the previous year. This agreement expired on November 30, 1997. Amounts charged to expense under this agreement were $112,000 in 1997 and $100,000 in 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There have been no changes in accountants nor disagreements with accountants on accounting or financial disclosures.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The information called for in this item is incorporated by reference to the Sections of the Proxy Statement entitled "Nominees", "Key Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance in the Company's Proxy Statement.


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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Documents Filed as Part of Form 10-KSB Report - Exhibits

Exhibit No.          Description                                            Page
-----------   ------------------------------------------------------------------

    2.1       Asset Purchase Agreement by and among IPI, Inc.,
              Insty-Prints, Inc., Copy Boy Corporation and Stan P. Hilkemeyer dated effective June 1, 1995 (5)

    3.1       Articles of Incorporation as amended and restated to date (1)

    3.2       By-laws (1)

    4         Specimen of Common Stock (2)

  +10.1       Form of Insty-Prints, Inc. Franchise Agreement (7)

  +10.2       1994 Long-Term Incentive Plan (1) (8)

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

(b) Reports on Form 8-K
     No reports on Form 8-K were filed during the three months ended November 30, 1998.

                                   SIGNATURES


     In accordance with Sections 13 and 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on February 19, 1999.

     IPI, Inc.


     By: /S/ Robert J. Sutter
        ---------------------------
             Robert J. Sutter
     PRESIDENT AND CHAIRMAN OF THE BOARD

     In accordance with the Exchange Act, this report has been signed below on February 19, 1999 by the following persons on behalf of the registrant and in the capacities indicated.


     Signatures                     Title
     ----------                     -----


 /S/ Robert J. Sutter               Chairman of the Board and President
-----------------------------          (Principal Executive Officer)
     Robert J. Sutter

 /S/ Irwin L. Jacobs                Director
-----------------------------
     Irwin L. Jacobs

 /S/ Daniel T. Lindsay              Director
-----------------------------
     Daniel T. Lindsay

 /S/ Dr. Kenneth J. Roering         Director
-----------------------------
     Dr. Kenneth J. Roering

 /S/ Howard Grodnick                Director
-----------------------------
     Howard Grodnick

 /S/ Dennis M. Mathisen             Director
-----------------------------
     Dennis M. Mathisen

 /S/ David M. Engel                 Vice President - Finance and Chief Financial
-----------------------------           Officer (Principal Accounting Officer)
     David M. Engel