Form 10QSB
period 1999-02-28
IPI INC
filed 1999-04-07
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999.

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

Yes __X__     No _____

     As of April 6, 1999, there were 4,734,087 Common Shares outstanding.

                                    IPI, INC.
                                Table of Contents


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of
               February 28, 1999 and November 30, 1998.                      3

               Condensed Consolidated Statements of Operations
               and Comprehensive Income for the Three Months
               Ended February 28, 1999 and February 28, 1998.                4

               Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended February 28, 1999
               and February 28, 1998.                                        5

               Notes to Condensed Consolidated Financial Statements.         6


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                          7-9



PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings                                             10

      Item 2.  Changes in Securities                                         10

      Item 3.  Defaults Upon Senior Securities                               10

      Item 4.  Submission of Matters to Vote of Security Holders             10

      Item 5.  Other Information                                             10

      Item 6.  Exhibits and Reports of Form 8-K                              10

      Signatures                                                             11

PART I. FINANCIAL INFORMATION
ITEM 1.

                            IPI, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          February 28,     November 30,
                                                                               1999            1998
                                                                          ------------     ------------
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                           $  1,597,000     $  3,828,000
      Short-term investments                                                 2,690,000        1,340,000
      Marketable equity securities                                           5,502,000        4,631,000
      Trade accounts receivable                                              1,204,000        1,225,000
      Current maturities of notes receivables, net of allowance for
            doubtful accounts of $174,000 and $205,000                         777,000          746,000
      Inventories                                                              314,000          393,000
      Prepaid expenses and other                                               145,000           92,000
      Deferred income taxes                                                    998,000          789,000
                                                                          ------------     ------------
            Total current assets                                            13,227,000       13,044,000
                                                                          ------------     ------------

PROPERTY AND EQUIPMENT:
      Property and equipment                                                 1,543,000        1,522,000
      Less - Accumulated depreciation                                       (1,030,000)        (961,000)
                                                                          ------------     ------------
            Property and equipment, net                                        513,000          561,000

NOTES RECEIVABLE, net of current maturities and allowance for
      doubtful accounts of $648,000 and $648,000                             1,014,000        1,139,000

GOODWILL AND OTHER INTANGIBLES, net of accumulated
      amortization of $1,453,000 and $1,395,000                              3,099,000        3,157,000
                                                                          ------------     ------------

                                                                          $ 17,853,000     $ 17,901,000
                                                                          ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                    $    611,000     $    534,000
      Accrued compensation                                                      57,000          296,000
      Accrued financing liabilities                                            200,000          200,000
      Deferred revenues                                                         10,000           14,000
      Other accrued liabilities                                                607,000          564,000
                                                                          ------------     ------------
            Total current liabilities                                        1,485,000        1,608,000
                                                                          ------------     ------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                             33,000           51,000

SHAREHOLDERS' EQUITY:
      Common Stock, $.01 par value, 15,000,000 shares authorized:
            4,734,087 shares issued and outstanding                             47,000           47,000
      Additional paid-in capital                                            15,584,000       15,584,000
      Retained earnings                                                      1,274,000          900,000
      Unrealized loss on marketable securities available for sale, net
            of related income tax effects                                     (570,000)        (289,000)
                                                                          ------------     ------------
            Total shareholders' equity                                      16,335,000       16,242,000
                                                                          ------------     ------------

                                                                          $ 17,853,000     $ 17,901,000
                                                                          ============     ============


        The accompanying notes are an integral part of these consolidated balance sheets.

                            IPI, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                         February 28,
                                                                                 ---------------------------
                                                                                     1999            1998
                                                                                 -----------     -----------
REVENUES:
      Royalty fees                                                               $   954,000     $   987,000
      Printing equipment, supplies and services                                      877,000       1,062,000
      Finance and other income                                                       262,000         245,000
                                                                                 -----------     -----------

      Total Revenues                                                               2,093,000       2,294,000
                                                                                 -----------     -----------
COSTS AND EXPENSES:
      Cost of sales                                                                  656,000         833,000
      Selling, general and administrative expenses                                   756,000         787,000
      Amortization of goodwill                                                        58,000          58,000
                                                                                 -----------     -----------

      Total costs and expenses                                                     1,470,000       1,678,000
                                                                                 -----------     -----------

      Income before provision for income taxes                                       623,000         616,000

PROVISION FOR INCOME TAXES                                                           249,000         228,000
                                                                                 -----------     -----------

NET INCOME                                                                       $   374,000     $   388,000
                                                                                 ===========     ===========

BASIC AND DILUTED EARNINGS PER COMMON SHARE                                      $      0.08     $      0.08
                                                                                 ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
      COMMON SHARE EQUIVALENTS OUTSTANDING
      - BASIC                                                                      4,734,000       4,734,000
                                                                                 ===========     ===========
      - DILUTED                                                                    4,734,000       4,742,000
                                                                                 ===========     ===========
OTHER COMPREHENSIVE INCOME, NET OF TAX (NOTE 1):
      Net Income                                                                 $   374,000     $   388,000
      Unrealized gain (loss) on marketable securities available for sale, net
            of related income tax effects                                           (281,000)        345,000
                                                                                 -----------     -----------
      Total Comprehensive Income                                                 $    93,000     $   733,000
                                                                                 ===========     ===========


  The accompanying notes are an integral part of these consolidated statements.

                            IPI, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                             February 28,
                                                                     ---------------------------
                                                                         1999            1998
                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                     $   374,000     $   388,000
      Adjustments to reconcile net income to net cash provided by operating activities -
            Depreciation and amortization                                109,000          82,000
            Net change in other operating items:
                  Trade accounts receivable                               22,000         (51,000)
                  Inventories                                             79,000          44,000
                  Prepaid expenses and other                             (53,000)        (78,000)
                  Accounts payable, deferred revenues
                        and other accrued liabilities                   (123,000)       (217,000)
                                                                     -----------     -----------

                  Net cash provided by operating activities              408,000         168,000
                                                                     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      (Purchase) Sale of property and equipment, net                     (21,000)          1,000
      Purchase of short-term investments                              (1,350,000)       (670,000)
      Purchase of marketable equity securities                        (1,362,000)             --
      Change in notes receivable, net                                     94,000         455,000
                                                                     -----------     -----------

                  Net cash used in investing activities               (2,639,000)       (214,000)
                                                                     -----------     -----------

                  Decrease in cash and cash equivalents               (2,231,000)        (46,000)

CASH AND CASH EQUIVALENTS, beginning of the period                     3,828,000       1,294,000
                                                                     -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                             $ 1,597,000     $ 1,248,000
                                                                     ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Income taxes paid                                              $   178,000     $    53,000
                                                                     ===========     ===========


  The accompanying notes are an integral part of these consolidated statements.

                            IPI, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying interim condensed consolidated financial statements of IPI, Inc. ("IPI" or the "Company") and its wholly owned subsidiary, Insty-Prints, Inc. ("Insty-Prints"), are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items and all intercompany transactions have been eliminated in consolidation. The significant accounting policies, certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The operating results for the interim periods presented are not necessarily indications of the operating results to be expected for the full fiscal year. The accompanying financial statements of the Company should be read in conjunction with the Company's audited financial statements for the years ended November 30, 1998 and 1997 and the notes thereto, included in the Company's Form 10-KSB.

      In August 1997 and February 1999, marketable equity securities were purchased to enhance returns on cash funds. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these securities are shown on the balance sheet at market value and unrealized gains (losses) are reflected as a separate component of shareholders equity, net of related income taxes.

      In March 1997, the Financial Accounting Standards Board issues SFAS No. 128 "Earnings per Share," which changes the way companies calculate their earnings per share (EPS). SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported gain by the weighted average shares outstanding, excluding potentially dilutive securities while diluted EPS includes the dilutive securities. The Company adopted SFAS No. 128 in the first quarter of 1998 and all prior periods EPS data has been restated.

      In fiscal year 1999, the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which establishes new rules for the reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company's comprehensive income is comprised of net income and unrealized gains (losses) on marketable securities held for resale. The adoption of SFAS No. 130 had no impact on the Company's net income or total shareholders' equity. Prior to the adoption of SFAS No. 130, unrealized gains (losses) on marketable securities held for resale were reported separately in the statement of shareholders' equity. The comprehensive income amounts in the prior fiscal years' financial statements have been reclassified to conform to SFAS No. 130.

      The Company is principally engaged in one business segment--the franchising and servicing of business printing centers under the trade name of Insty-Prints(R).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      As of February 28, 1999, the Company, through its wholly-owned subsidiary Insty-Prints, had 250 franchise locations and one Company-owned store.

RESULTS OF OPERATIONS

      The following table sets forth certain statements of operations data as a percentage of sales for the periods indicated:

                                                           Quarter Ended
                                                            February 28,
                                                        ---------------------
                                                          1999         1998
                                                          ----         ----
Revenues:
      Royalty fees                                        45.6%        43.0%
      Printing equipment, supplies and services           41.9         46.3
      Finance and other income                            12.5         10.7
                                                         -----        -----

      Total revenues                                     100.0        100.0
                                                         -----        -----
Costs and expenses:
      Cost of sales                                       31.3         36.3
      Selling, general and administrative expenses        36.1         34.3
      Amortization of goodwill                             2.8          2.5
                                                         -----        -----

      Total costs and expenses                            70.2         73.1
                                                         -----        -----

Income before provision for income taxes                  29.8         26.9
Provision for income taxes                                11.9         10.0
                                                         -----        -----

Net income                                                17.9%        16.9%
                                                         =====        =====

FOR THE QUARTERS ENDED FEBRUARY 28, 1999 AND 1998

      Revenues. Total revenues for the three months ended February 28, 1999, consisting of royalties, sales of printing equipment, supplies and services, franchise fees and finance and other income, totaled $2,093,000, a decrease of $201,000 or 8.8% compared to the three months ended February 28, 1998.

      Royalty revenue decreased to $954,000 in the first quarter of 1999 from $987,000 in 1998, a decrease of 3.3%. Royalties decreased primarily as a result of a reduced number of franchise locations in 1999 versus 1998, which was offset by increased same store sales by existing franchise locations.

      Sales of printing equipment, supplies and services for the first quarter of 1999 decreased to $877,000 from $1,062,000 in 1998, a decrease of 17.4%. The decrease in sales for 1999 resulted primarily from reduced demand from franchise owners for printing equipment and direct mail services.

      Finance and other income was $262,000 for the quarter ended February 28, 1999, which is an increase of $17,000 or 6.9% from the same quarter a year ago. For the first quarter of 1999, finance and other income was greater due primarily to the increased level of investments, which was offset by reduced note interest. Note interest was lower due to decreased levels of outstanding notes to franchise owners.

      Cost of Sales. Cost of sales decreased to $656,000 for the first quarter of 1999 from $833,000 for 1998, a decrease of 21.2% for the quarter. The decrease in the quarter is the result of a related decrease in product sales, as mentioned previously. Margins on equipment, supplies and services increased to 25.1% in the three months ended February 28, 1999 from 21.6% for the same period in 1998, which is primarily due to sales mix and increased margins on certain products.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $756,000 for the first quarter of 1999 from $787,000 for the same period in 1998, a decrease of 3.9%. Expenses decreased due to reduced equipment and general administrative expenses and improvements in corporate owned store results.

      Provision for Income Taxes. The Company's effective combined federal and state income tax rate is estimated to be 40% for 1999 compared to 37% for 1998 due primarily to increases in state income tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

      During the three months ended February 28, 1999, the Company generated $408,000 from operating activities, an increase of $240,000 from $168,000 of funds provided from operating activities for the first quarter of 1998. The increase in funds provided from operating activities was primarily attributable to increased depreciation expense in the 1999 period, net decreases in prepaid and other assets and increased accounts payable and other liabilities.

      During the three months ended February 28, 1999, the Company purchased $1,350,000 of short-term investments and $1,362,000 of marketable equity securities held for resale. All marketable equity securities reflected on the balance sheet as of February 28, 1999 are common shares of stock in a Real Estate Investment Trust, which have been purchased to improve yields on invested funds. As reflected in the equity section of the balance sheet and in Comprehensive Income, unrealized gains or losses for changes in the market value of the stock are shown.

      The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

      Franchise owners may finance their equipment purchases through a $6,000,000 equipment financing facility established with U.S. Bank (formerly First Bank Systems) by Insty-Prints for the benefit of the franchise owners. This facility is guaranteed by IPI and Insty-Prints, whose contingent liability under this agreement is capped at $2,400,000, annually. A loss reserve of $200,000 is recorded on the balance sheet at February 28, 1999, representing estimated losses on these guarantees, net of equipment value. The aggregate balance outstanding under this facility as of February 28, 1999 was approximately $2,581,000.

      The Insty-Prints' franchise business is not highly seasonal, and franchise owners' sales generally follow overall economic trends. The business is not impacted materially by inflation.

YEAR 2000 COMPLIANCE

      The Company has adopted a plan to achieve Year 2000 compliance and an assessment of its internal systems has essentially been completed. Most desktop computers are Macintosh-based and are Year 2000 compliant, as well as the software utilized. Those desktop systems not compliant will be upgraded to new systems that are Year 2000 compliant by the third quarter of 1999. Software updates to the Company's mainframe systems are substantially complete and expected to be finalized by the end of the second quarter of 1999. The vendor supplying the Point of Sale system used by most franchisees has verified that the system is Year 2000 compliant. The Company has completed an analysis of its vendor relationships in which the risk of each vendor's non-compliance with Year 2000 was assessed. Survey letters were sent to major vendors in mid-year 1998 to ascertain the status of each vendor's Year 2000 compliance. The survey process of vendors has essentially been completed and will be monitored on an ongoing basis. Total costs associated with the Year 2000 compliance project are expected to be less than $50,000.

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

FORWARD LOOKING STATEMENTS

      Except for historical financial information , the information contained in this quarterly report constitute forward-looking statements and are based on management's goals, estimates, assumptions and projections. Important factors could cause results to differ materially from those expected by management. Some of these factors, such as increased competition from other business printing centers or reduced demand for printed media could decrease sales by franchised locations and decrease sales of products to franchisees by the Company. This would reduce royalty revenue from franchised locations and sales of products to such locations by the Company, thus reducing revenues and profits.

      Due to factors noted above and elsewhere in this quarterly report, the Company's future earnings and Common Stock price may be subject to volatility. Any shortfall in revenue or earnings from anticipated levels could have a significant effect on the trading price of the Company's Common Stock in any given period.

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

Item 4.  Submission of Matters to Vote of Security Holders

         On approximately April 5, 1999, proxy statements were mailed to the holders of record of 4,734,087 shares of common stock to solicit proxies in connection with the Annual Meeting of Shareholders on May 10, 1999. Two proposals were submitted to a vote of shareholders, as follows:

         (a) Election of Directors--all current directors (Robert J. Sutter, Dennis M. Mathisen, Irwin L. Jacobs, Daniel T. Lindsay, Dr. Kenneth J. Roering and Howard Grodnick) were up for re-election to terms of one year.

         (b) Ratification and Appointment of Independent Auditors--Arthur Andersen LLP.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K                                  Page
                                                                           ----
         (a)      Exhibits.

                  *11   Statement Re: Computation of per share earnings     12

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


Dated: April 7, 1999                   IPI, Inc.



                                       By: /S/ Robert J. Sutter
                                           -------------------------------------
                                           Robert J. Sutter
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




                                       By: /S/ David M. Engel
                                           -------------------------------------
                                           David M. Engel
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)