Form 10QSB
period 1999-05-31
IPI INC
filed 1999-07-12
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

      FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999.


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

Yes __X__  No _____


      As of July 6, 1999, there were 4,734,087 Common Shares outstanding.

                                    IPI, INC.
                                Table of Contents


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

      Item 1.       Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets as of May 31,
                    1999 and November 30, 1998.                             3

                    Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months
                    Ended May 31, 1999 and May 31, 1998.                    4

                    Condensed Consolidated Statements of Cash Flows for
                    the Six Months Ended May 31, 1999 and May 31,
                    1998.                                                   5

                    Notes to Condensed Consolidated Financial
                    Statements.                                             6

      Item 2.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                    7-9



PART II. OTHER INFORMATION

      Item 1.       Legal Proceedings                                       9

      Item 2.       Changes in Securities                                   9

      Item 3.       Defaults Upon Senior Securities                         9

      Item 4.       Submission of Matters to Vote of Security Holders       9-10

      Item 5.       Other Information                                       10

      Item 6.       Exhibits and Reports of Form 8-K                        10

      Signatures                                                            10

PART I. FINANCIAL INFORMATION
ITEM 1.

                           IPI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        May 31, 1999     November 30,
                                                                         (Unaudited)         1998
                                                                        ------------     ------------
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                         $  1,696,000     $  3,828,000
      Short-term investments                                               2,645,000        1,340,000
      Marketable equity securities                                         6,871,000        4,631,000
      Trade accounts receivable                                            1,240,000        1,225,000
      Current maturities of notes receivables, net of allowance for
            doubtful accounts of $159,000 and $205,000                       791,000          746,000
      Inventories                                                            330,000          393,000
      Prepaid expenses and other                                              49,000           92,000
      Deferred income taxes                                                  718,000          789,000
                                                                        ------------     ------------

            Total current assets                                          14,340,000       13,044,000
                                                                        ------------     ------------

PROPERTY AND EQUIPMENT:
      Property and equipment                                               1,636,000        1,522,000
      Less - Accumulated depreciation                                       (930,000)        (961,000)
                                                                        ------------     ------------
            Property and equipment, net                                      706,000          561,000

NOTES RECEIVABLE, net of current maturities and allowance for
      doubtful accounts of $666,000 and $648,000                           1,154,000        1,139,000
GOODWILL AND OTHER INTANGIBLES, net of accumulated
      amortization of $1,512,000 and $1,395,000                            3,274,000        3,157,000
                                                                        ------------     ------------

                                                                        $ 19,474,000     $ 17,901,000
                                                                        ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                  $    775,000     $    534,000
      Accrued compensation                                                   149,000          296,000
      Accrued financing liabilities                                          200,000          200,000
      Deferred revenues                                                      362,000           14,000
      Other accrued liabilities                                              513,000          564,000
                                                                        ------------     ------------
            Total current liabilities                                      1,999,000        1,608,000
                                                                        ------------     ------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                          174,000           51,000

SHAREHOLDERS' EQUITY:
      Common Stock, $.01 par value, 15,000,000 shares authorized:
            4,734,087 shares issued and outstanding                           47,000           47,000
      Additional paid-in capital                                          15,584,000       15,584,000
      Retained earnings                                                    1,818,000          900,000
      Unrealized (loss) on marketable securities available for sale,
            net of related income tax effects                               (148,000)        (289,000)
                                                                        ------------     ------------

            Total shareholders' equity                                    17,301,000       16,242,000
                                                                        ------------     ------------

                                                                        $ 19,474,000     $ 17,901,000
                                                                        ============     ============


        The accompanying notes are an integral part of these consolidated balance sheets.

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                           Three Months Ended             Six Months Ended
                                                                May 31,                        May 31,
                                                      ---------------------------    ---------------------------
                                                          1999            1998           1999            1998
                                                          ----            ----           ----            ----
REVENUES:
      Royalty fees                                    $ 1,241,000     $ 1,195,000    $ 2,195,000     $ 2,182,000
      Printing equipment, supplies and services           973,000       1,012,000      1,850,000       2,074,000
      Finance and other income                            468,000         434,000        730,000         679,000
                                                      -----------     -----------    -----------     -----------

      Total revenues                                    2,682,000       2,641,000      4,775,000       4,935,000
                                                      -----------     -----------    -----------     -----------
COSTS AND EXPENSES:
      Cost of sales                                       753,000         797,000      1,409,000       1,630,000
      Selling, general and administrative expenses        962,000         903,000      1,718,000       1,690,000
      Amortization of goodwill                             59,000          57,000        117,000         115,000
                                                      -----------     -----------    -----------     -----------

      Total costs and expenses                          1,774,000       1,757,000      3,244,000       3,435,000
                                                      -----------     -----------    -----------     -----------

      Income before provision for income taxes            908,000         884,000      1,531,000       1,500,000

PROVISION FOR INCOME TAXES                                363,000         327,000        612,000         555,000
                                                      -----------     -----------    -----------     -----------

NET INCOME                                            $   545,000     $   557,000    $   919,000     $   945,000
                                                      ===========     ===========    ===========     ===========

BASIC AND DILUTED EARNINGS PER
      COMMON SHARE                                    $      0.11     $      0.12    $      0.19     $      0.20
                                                      ===========     ===========    ===========     ===========
WEIGHTED AVERAGE NUMBER OF
      COMMON AND COMMON SHARE
      EQUIVALENTS OUTSTANDING

      - BASIC                                           4,734,000       4,734,000      4,734,000       4,734,000
                                                      ===========     ===========    ===========     ===========

      - DILUTED                                         4,734,000       4,746,000      4,734,000       4,745,000
                                                      ===========     ===========    ===========     ===========
OTHER COMPREHENSIVE INCOME,
      NET OF TAX (NOTE 1):
      Net Income                                      $   545,000     $   557,000    $   919,000     $   945,000
      Unrealized gain (loss) on marketable
            securities available for sale, net of
            related income tax effects                   (148,000)         56,000       (148,000)         56,000
                                                      -----------     -----------    -----------     -----------
      Total Comprehensive Income                      $   397,000     $   613,000    $   771,000     $ 1,001,000
                                                      ===========     ===========    ===========     ===========


 The accompanying notes are an integral part of these consolidated statements.

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                           May 31,
                                                                                 ---------------------------
                                                                                     1999            1998
                                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                                 $   919,000     $   945,000
      Adjustments to reconcile net income to net cash provided by operating activities -
                  Depreciation and amortization                                      210,000         205,000
                  Net change in other operating items:
                        Trade accounts receivable                                    (15,000)       (138,000)
                        Inventories                                                   76,000           4,000
                        Prepaid expenses and other                                    52,000          (8,000)
                        Accounts payable, accrued liabilities and other              335,000        (111,000)
                                                                                 -----------     -----------

                              Net cash provided by operating activities            1,577,000         897,000
                                                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of business assets of Regency Printing                               (431,000)             --
      Purchase of marketable equity securities                                    (2,029,000)             --
      Purchase of short-term investments, net                                     (1,305,000)       (640,000)
      Purchase (sale) of property and equipment, net                                 116,000        (151,000)
      Change in notes receivable, net                                                (60,000)        719,000
                                                                                 -----------     -----------
                              Net cash provided by (used for) investing
                                    activities                                    (3,709,000)        (72,000)
                                                                                 -----------     -----------

                              Increase (decrease)in cash and cash equivalents     (2,132,000)        825,000
                                                                                 -----------     -----------

CASH AND CASH EQUIVALENTS, beginning of period                                     3,828,000       1,294,000
                                                                                 -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                                         $ 1,696,000     $ 2,119,000
                                                                                 ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Income taxes paid                                                          $   641,000     $   513,000
                                                                                 ===========     ===========

      Equipment acquired under a capital lease                                   $   255,000     $        --
                                                                                 ===========     ===========


  The accompanying notes are an integral part of these consolidated statements.

                           IPI, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying interim condensed consolidated financial statements of IPI, Inc. ("IPI" or the "Company") and its wholly owned subsidiaries, Insty-Prints, Inc. ("Insty-Prints") and IPI Holdings, LLC and Texas IPI, L.P., are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items and all intercompany transactions have been eliminated in consolidation. The significant accounting policies, certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The operating results for the interim periods presented are not necessarily indications of the operating results to be expected for the full fiscal year. The accompanying financial statements of the Company should be read in conjunction with the Company's audited financial statements for the years ended November 30, 1998 and 1997 and the notes thereto, included in the Company's Form 10-KSB.

      In August 1997 and in February and April 1999, marketable equity securities were purchased to enhance returns on cash funds. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these securities are shown on the balance sheet at market value and unrealized gains (losses) are reflected as a separate component of shareholders equity, net of related income taxes.

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

2.    ACQUISITION

      In April 1999, Texas IPI, L.P. purchased the printing related assets and assumed the facility and printing equipment leases of Regency Plaza Printing and Office Supplies, Inc. (Regency), located in Dallas, Texas. The cash purchase includes $234,000 of goodwill that is being amortized on a straight line basis over fifteen (15) years. The assets purchased include furniture, computers, leasehold improvements, customer list and various printing equipment items. Leases assumed were primarily for presses, copiers and related printed equipment and the business facility. The operations of Texas IPI, L.P. are included in the IPI Statement of Operations from the date of acquisition.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      As of May 31, 1999, the Company operated two Company-owned print businesses and through its wholly-owned subsidiary, Insty-Prints, had 241 franchise locations.

RESULTS OF OPERATIONS

      The following table sets forth certain statement of operations data as a percentage of sales for the periods indicated:

                                                          Quarter Ended          Six Months Ended
                                                              May 31,                 May 31,
                                                        ------------------      ------------------
                                                         1999        1998        1999        1998
                                                         ----        ----        ----        ----
Revenues:
      Royalty fees                                       46.3%       45.3%       46.0%       44.2%
      Printing equipment, supplies and services          36.3        38.3        38.7        42.0
      Finance and other income                           17.4        16.4        15.3        13.8
                                                        -----       -----       -----       -----

      Total revenues                                    100.0       100.0       100.0       100.0
                                                        -----       -----       -----       -----
Costs and expenses:
      Costs of sales                                     28.0        30.2        29.5        33.0
      Selling, general and administrative expenses       35.9        34.2        36.0        34.3
      Amortization of goodwill                            2.2         2.1         2.4         2.3
                                                        -----       -----       -----       -----

      Total costs and expenses                           66.1        66.5        67.9        69.6
                                                        -----       -----       -----       -----

Income before provision for income taxes                 33.9        33.5        32.1        30.4
Provision for income taxes                               13.6        12.4        12.8        11.2
                                                        -----       -----       -----       -----

Net income                                               20.3%       21.1%       19.3%       19.2%
                                                        =====       =====       =====       =====

FOR THE QUARTERS AND SIX MONTHS ENDED MAY 31, 1999 AND 1998

      Revenues. Total revenues for the three months ended May 31, 1999, consisting of royalties, sales of printing equipment, supplies and services, franchise fees and finance and other income, totaled $2,682,000, an increase of $41,000 or 0.2% compared to the three months ended May 31, 1998. Total revenues for the six months ended May 31, 1999, of $4,775,000 were $160,000 or 3.2% below the six months ended May 31, 1998.

      Royalty revenue increased to $1,241,000 in the second quarter of 1999 from $1,195,000 in 1998. For the six months ended May 31, 1999, royalty revenue was $2,195,000, an increase of $13,000 or 0.1% over the same period a year ago. Royalty revenues would have decreased slightly in the second quarter of 1999 compared to 1998, except for a large collection of royalties in May 1999 related to a franchisee's prior years unreported sales. The increase of royalties on increased sales by existing franchise locations, however, was offset by reduced royalties resulting from the number of franchised locations decreasing to 241 as of May 31, 1999 from 258 as of May 31, 1998. Most of the store reductions were in low-performing locations; however, there was some impact on royalty revenue.

      Sales of printing equipment, supplies and services for the second quarter of 1999 decreased to $973,000 from $1,012,000 for 1998, a decrease of 3.9%. For the six months ended May 31, 1999, sales of products were $1,850,000 or 10.8% below the sales of $2,074,000 for the same period a year ago. The decrease in 1999 resulted primarily from the elimination of selling certain electronic publishing equipment, envelopes and inks.

      Finance and other income was $468,000 for the quarter ended May 31, 1999, which is $34,000 or 7.8% greater than the same quarter a year ago. For the six months ended May 31, 1999, finance and other income was $730,000 or 7.5% more than the $679,000 for the same period a year ago. For the three and six month periods of 1998, the increased revenues were primarily due to investing in higher yielding investments and an increased level of invested funds. Overall, franchise fee revenues are not significant in 1999 or 1998 due to the Company's emphasis during such periods on increasing existing franchise location sales and growth through acquisitions.

      Cost of Sales. Cost of sales decreased to $753,000 for the second quarter of 1999 from $797,000 for 1998, a decrease of 5.5% for the quarter. The decrease in the second quarter is the result of a related decrease in sales of printing and electronic publishing equipment. Six month cost of sales amounts totaled $1,409,000 in 1999, compared to $1,630,000 in 1998, a decrease of $221,000 or
13.6%, relating primarily to sales decreases. Average margins in products and services increased to 23.9% for the six month period of 1999 compared to 21.4% for the six month period ended May 31, 1998 due to the elimination of selling certain low margin products and generally improved margins on a number of other product lines.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $962,000 for the second quarter 1999 compared to $903,000 for 1998, an increase of 6.5%. Total expenses for the six months ended May 31, 1999 were $1,718,000 compared to $1,690,000 for 1998, representing a 1.7% increase. Expenses increased due to general inflationary increases.

      Provision for Income Tax. The Company's effective combined federal and state income tax rate is estimated to be 40% for 1999 compared to 37% for 1998 due primarily to increases in state income tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

      During the six months ending May 31, 1999, the Company generated $1,555,000 from operating activities, an increase of $658,000 from $897,000 of funds provided from operating activities for the six month period of 1998. The increase in funds provided from operating activities was primarily attributable to an increase in accounts payable and a decrease in inventories, offset by a decrease in net income.

      The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

      Franchise owners may finance their equipment purchases through a $6,000,000 equipment financing facility established with U. S. Bank (formerly First Bank Systems) by the Company for the benefit of the franchise owners. This facility is guaranteed by IPI and Insty-Prints, whose contingent liability under this agreement is capped at $2,400,000 annually. A loss reserve of $200,000 is recorded on the balance sheet at May 31, 1999, representing estimated losses on these guarantees, net of equipment value. The aggregate balance outstanding under this facility as of May 31, 1999 was approximately $2,330,000.

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

Item 4.     Submission of Matters to Vote of Security Holders

            On approximately April 5, 1999, proxy statements were mailed to the holders of record of 4,734,087 shares of common stock to solicit proxies in connection with the Annual Meeting of Shareholders on May 10, 1999. Two proposals were submitted to a vote of shareholders, as follows:

            (a) Election of Directors--all current directors (Robert J. Sutter, Dennis M. Mathisen, Irwin L. Jacobs, Daniel T. Lindsay, Dr. Kenneth J. Roering and Howard Grodnick) were elected to terms of one year with 4,558,187 shares voting yes.

            (b) Ratification and Appointment of Independent Auditors. Arthur Andersen LLP were auditors for the fiscal year ended November 30, 1998 and the Company has selected them as auditors for the year ending November 30, 1999.

                  The appointment of Arthur Andersen LLP as auditors for fiscal year 1999 was approved by a vote of the shareholders with 4,559,687 voting yes, zero shares voting no and zero shares withheld.

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

            (b)   Reports on Form 8-K.

                  On May 7, 1999, an informational Form 8-K was filed related to the acquisition of the business printing assets of Regency Plaza Printing and Office Supplies, Inc. located in Dallas, Texas.


                  ----------------------------
                  *Filed herewith


SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: July 8, 1999            IPI, Inc.


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