Form 10QSB
period 1999-08-31
IPI INC
filed 1999-10-06
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999.

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

Yes __X__     No _____


        As of October 5, 1999, there were 4,734,087 Common Shares outstanding.

                                    IPI, INC.
                                Table of Contents


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of August
                  31, 1999 and November 30, 1998.                           3

                  Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months
                  Ended August 31, 1999 and August 31, 1998.                4

                  Condensed Consolidated Statements of Cash Flows for
                  the Nine Months Ended August 31, 1999 and August
                  31, 1998.                                                 5

                  Notes to Condensed Consolidated Financial Statements.     6


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                      7-9



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         9

         Item 2.  Changes in Securities                                     9

         Item 3.  Defaults Upon Senior Securities                           9

         Item 4.  Submission of Matters to Vote of Security Holders         9

         Item 5.  Other Information                                         9

         Item 6.  Exhibits and Reports of Form 8-K                          10

         Signatures                                                         10

PART I. FINANCIAL INFORMATION
ITEM 1.

                           IPI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         August 31, 1999     November 30,
                                                                           (Unaudited)           1998
                                                                         ---------------     ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash and cash equivalents                                             $  1,749,000     $  3,828,000
      Short-term investments                                                   2,595,000        1,340,000
      Marketable equity securities                                             6,384,000        4,631,000
      Trade accounts receivable                                                1,220,000        1,225,000
      Current maturities of notes receivables, net of allowance for
            doubtful accounts of $159,000 and $205,000                           791,000          746,000
      Inventories                                                                296,000          393,000
      Prepaid expenses and other                                                 119,000           92,000
      Deferred income taxes                                                      913,000          789,000
                                                                            ------------     ------------

            Total current assets                                              14,067,000       13,044,000
                                                                            ------------     ------------

PROPERTY AND EQUIPMENT:
      Property and equipment                                                   1,967,000        1,522,000
      Less - Accumulated depreciation                                         (1,005,000)        (961,000)
                                                                            ------------     ------------
            Property and equipment, net                                          962,000          561,000

NOTES RECEIVABLE, net of current maturities and allowance for
      doubtful accounts of $630,000 and $648,000                               1,158,000        1,139,000
GOODWILL AND OTHER INTANGIBLES, net of accumulated
      amortization of $1,573,000 and $1,395,000                                3,213,000        3,157,000
                                                                            ------------     ------------
                                                                            $ 19,400,000     $ 17,901,000
                                                                            ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
      Accounts payable                                                      $    611,000     $    534,000
      Accrued compensation                                                       228,000          296,000
      Accrued financing liabilities                                              200,000          200,000
      Deferred revenues                                                          305,000           14,000
      Other accrued liabilities                                                  444,000          564,000
                                                                            ------------     ------------
            Total current liabilities                                          1,788,000        1,608,000
                                                                            ------------     ------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                              145,000           51,000

SHAREHOLDERS' EQUITY:
      Common Stock, $.01 par value, 15,000,000 shares authorized:
            4,734,087 shares issued and outstanding                               47,000           47,000
      Additional paid-in capital                                              15,584,000       15,584,000
      Retained earnings                                                        2,276,000          900,000
      Unrealized (loss) on marketable securities available for sale, net
            of related income tax effects                                       (440,000)        (289,000)
                                                                            ------------     ------------
            Total shareholders' equity                                        17,467,000       16,242,000
                                                                            ------------     ------------

                                                                            $ 19,400,000     $ 17,901,000
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

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                              August 31,                      August 31,
                                                      ---------------------------     ---------------------------
                                                          1999            1998            1999            1998
                                                      -----------     -----------     -----------     -----------
REVENUES:
      Royalty fees                                    $ 1,227,000     $ 1,146,000     $ 3,422,000     $ 3,328,000
      Printing equipment, supplies and services           693,000         852,000       2,543,000       2,926,000
      Finance and other income                            323,000         312,000       1,053,000         991,000
                                                      -----------     -----------     -----------     -----------

      Total revenues                                    2,243,000       2,310,000       7,018,000       7,245,000
                                                      -----------     -----------     -----------     -----------
COSTS AND EXPENSES:
      Cost of sales                                       511,000         649,000       1,920,000       2,279,000
      Selling, general and administrative expenses        909,000         723,000       2,627,000       2,413,000
      Amortization of goodwill                             61,000          58,000         178,000         173,000
                                                      -----------     -----------     -----------     -----------

      Total costs and expenses                          1,481,000       1,430,000       4,725,000       4,865,000
                                                      -----------     -----------     -----------     -----------

      Income before provision for income taxes            762,000         880,000       2,293,000       2,380,000

PROVISION FOR INCOME TAXES                                305,000         326,000         917,000         881,000
                                                      -----------     -----------     -----------     -----------

NET INCOME                                            $   457,000     $   554,000     $ 1,376,000     $ 1,499,000
                                                      ===========     ===========     ===========     ===========

BASIC AND DILUTED EARNINGS PER
      COMMON SHARE                                    $      0.10     $      0.12     $      0.29     $      0.32
                                                      ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
      COMMON AND COMMON SHARE
      EQUIVALENTS OUTSTANDING

      - BASIC                                           4,734,000       4,734,000       4,734,000       4,734,000
                                                      ===========     ===========     ===========     ===========
      - DILUTED                                         4,734,000       4,758,000       4,734,000       4,746,000
                                                      ===========     ===========     ===========     ===========
OTHER COMPREHENSIVE INCOME, NET
      OF TAX (NOTE 1):
      Net Income                                      $   457,000     $   554,000     $ 1,376,000     $ 1,499,000
      Unrealized gain (loss) on marketable
            securities available for sale, net of
            related income tax effects                   (440,000)       (254,000)       (440,000)       (254,000)
                                                      -----------     -----------     -----------     -----------
      Total Comprehensive Income                      $    17,000     $   300,000     $   936,000     $ 1,245,000
                                                      ===========     ===========     ===========     ===========


  The accompanying notes are an integral part of these consolidated statements.

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                         August 31,
                                                                                ---------------------------
                                                                                    1999            1998
                                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                                $ 1,376,000     $ 1,499,000
      Adjustments to reconcile net income to net cash provided by operating activities -
            Depreciation and amortization                                           321,000         313,000
            Net change in other operating items:
                  Trade accounts receivable                                           5,000          71,000
                  Inventories                                                       109,000         (20,000)
                  Prepaid expenses and other                                        (17,000)        (64,000)
                  Accounts payable, accrued liabilities and other                   124,000        (303,000)
                                                                                -----------     -----------

                        Net cash provided by operating activities                 1,918,000       1,496,000
                                                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of business assets of Regency Printing                              (431,000)             --
      Purchase of marketable equity securities                                   (2,029,000)             --
      Purchase of short-term investments, net                                    (1,255,000)       (640,000)
      Purchase of property and equipment, net                                      (218,000)       (203,000)
      Change in notes receivable, net                                               (64,000)        863,000
                                                                                -----------     -----------

                        Net cash provided by (used for) investing activities     (3,997,000)         20,000
                                                                                -----------     -----------

                        Increase (decrease)in cash and cash equivalents          (2,079,000)      1,516,000
                                                                                -----------     -----------

CASH AND CASH EQUIVALENTS, beginning of period                                    3,828,000       1,294,000
                                                                                -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                                        $ 1,749,000     $ 2,810,000
                                                                                ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Income taxes paid                                                         $ 1,153,000     $   704,000
                                                                                ===========     ===========
      Equipment acquired under a capital lease                                  $   255,000     $        --
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

2.   ACQUISITION

     In April 1999, Texas IPI, L.P. purchased the printing related assets and assumed the facility and printing equipment leases of Regency Plaza Printing and Office Supplies, Inc. (Regency), located in Dallas, Texas. The cash purchase includes $234,000 of goodwill that is being amortized on a straight line basis over fifteen (15) years. The assets purchased include furniture, computers, leasehold improvements, customer list and various printing equipment items. Leases assumed were primarily for presses, copiers and related printing equipment and the business facility. The operations of Texas IPI, L.P. are included in the IPI Statement of Operations from the date of acquisition.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As of August 31, 1999, the Company operated two Company-owned print businesses and through its wholly-owned subsidiary, Insty-Prints, had 236 franchise locations.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of sales for the periods indicated:

                                                             Quarter Ended    Nine Months Ended
                                                               August 31,         August 31,
                                                           ----------------   -----------------
                                                            1999      1998      1999      1998
                                                            ----      ----      ----      ----
     Revenues:
           Royalty fees                                     54.7%     49.6%     48.8%     45.9%
           Printing equipment, supplies and services        30.9      36.9      36.2      40.4
           Finance and other income                         14.4      13.5      15.0      13.7
                                                           -----     -----     -----     -----

           Total revenues                                  100.0     100.0     100.0     100.0
                                                           -----     -----     -----     -----
     Costs and expenses:
           Costs of sales                                   22.8      28.1      27.4      31.4
           Selling, general and administrative expenses     40.5      31.3      37.4      33.3
           Amortization of goodwill                          2.7       2.5       2.5       2.4
                                                           -----     -----     -----     -----

           Total costs and expenses                         66.0      61.9      67.3      67.1
                                                           -----     -----     -----     -----

     Income before provision for income taxes               34.0      38.1      32.7      32.9
     Provision for income taxes                             13.6      14.1      13.1      12.2
                                                           -----     -----     -----     -----

     Net income                                             20.4%     24.0%     19.6%     20.7%
                                                           =====     =====     =====     =====

FOR THE QUARTERS AND NINE MONTHS ENDED AUGUST 31, 1999 AND 1998

     Revenues. Total revenues for the three months ended August 31, 1999, consisting of royalties, sales of printing equipment, supplies and services, franchise fees and finance and other income, totaled $2,243,000, a decrease of $67,000 or 2.9% compared to the three months ended August 31, 1998. Total revenues for the nine months ended August 31, 1999, of $7,018,000 were $227,000 or 3.1% below the nine months ended August 31, 1998.

     Royalty revenue increased to $1,227,000 in the third quarter of 1999 from $1,146,000 in 1998. For the nine months ended August 31, 1999, royalty revenue was $3,422,000, an increase of $94,000 or 2.8% over the same period a year ago. Royalty revenues would have decreased slightly in the third quarter and nine month period of 1999 compared to 1998, except for a large collection of royalties in May 1999 related to a franchisee's prior years unreported sales and large payments received on delinquent royalties in the third quarter. However, the increase of royalties on increased sales by existing franchise locations was offset by reduced royalties resulting from the number of franchised locations decreasing to 236 as of August 31, 1999 from 254 as of August 31, 1998. Most of the store reductions were in low-performing locations; however, there was some impact on royalty revenue.

     Sales of printing equipment, supplies and services for the third quarter of 1999 decreased to $693,000 from $852,000 for 1998, a decrease of 18.7%. For the nine months ended August 31, 1999, sales of products were $2,543,000 or 13.1% below the sales of $2,926,000 for the same period a year ago. The decrease in 1999 resulted primarily from reduction in sales of equipment, copy supplies and the direct mail program. Sales decreased as a result of a reduced number of franchise locations and increased competition.

     Finance and other income was $323,000 for the quarter ended August 31, 1999, which is $11,000 or 3.5% greater than the same quarter a year ago. For the nine months ended August 31, 1999, finance and other income was $1,053,000 or 6.3% more than the $991,000 for the same period a year ago. For the three and nine month periods of 1999, the increased revenues were primarily due to investing in higher yielding investments and an increased level of invested funds. Overall, franchise fee revenues are not significant in 1999 or 1998 due to the Company's emphasis during such periods on increasing existing franchise location sales and growth through acquisitions.

     Cost of Sales. Cost of sales decreased to $511,000 for the third quarter of 1999 from $649,000 for 1998, a decrease of 21.3% for the quarter. The decrease in the third quarter is the result of a related decrease in sales of printing and electronic publishing equipment. Nine month cost of sales amounts totaled $1,920,000 in 1999, compared to $2,279,000 in 1998, a decrease of $359,000 or
15.8%, relating primarily to sales decreases. Average margins in products and services increased to 24.5% for the nine month period of 1999 compared to 22.1% for the nine month period ended August 31, 1998 due to the elimination or reduction in sales of lower margin products and generally improved margins on a number of other product lines.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $909,000 for the third quarter of 1999 compared to $723,000 for 1998, an increase of 25.7%. Total expenses for the nine months ended August 31, 1999 were $2,627,000 compared to $2,413,000 for 1998, representing a 8.9% increase. Expenses increased in both periods of 1999 compared to 1998 due to the expenses and losses associated with corporate store operations and due to general inflationary increases.

     Provision for Income Tax. The Company's effective combined federal and state income tax rate is estimated to be 40% for 1999 compared to 37% for 1998 due primarily to increases in state income tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ending August 31, 1999, the Company generated $1,918,000 from operating activities, an increase of $422,000 from $1,496,000 of funds provided from operating activities for the nine month period of 1998. The increase in funds provided from operating activities was primarily attributable to an increase in accounts payable and a decrease in inventories, offset by a decrease in net income.

     The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

     Franchise owners may finance their equipment purchases through a $6,000,000 equipment financing facility established with U. S. Bank (formerly First Bank Systems) by the Company for the benefit of the franchise owners. This facility is guaranteed by IPI and Insty-Prints, whose contingent liability under this agreement is capped at $2,400,000 annually. A loss reserve of $200,000 is recorded on the balance sheet at August 31, 1999, representing estimated losses on these guarantees, net of equipment value. The aggregate balance outstanding under this facility as of August 31, 1999 was approximately $2,172,000.

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

FORWARD LOOKING STATEMENTS

     Except for historical financial information, the information contained in this quarterly report constitutes forward-looking statements and are based on management's goals, estimates, assumptions and projections. Important factors could cause results to differ materially from those expected by management. Some of these factors, such as increased competition from other business printing centers or reduced demand for printed media could decrease sales by franchised locations and decrease sales of products to franchisees by the Company. This would reduce royalty revenue from franchised locations and sales of products to such locations by the Company, thus reducing revenues and profits.

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

         No applicable.

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


Dated: October 5, 1999         IPI, Inc.


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