Form 10KSB
period 1999-11-30
IPI INC
filed 2000-02-15
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act. For the transition period from _________ to _________

Commission file number              001-15563
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
      (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered

---------------------------------      -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

      COMMON STOCK, $.01 PAR VALUE
--------------------------------------------------------------------------------
            (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Issuer's revenues for its most recent fiscal year. $11,063,000.

      As of February 9, 2000, 4,859,087 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based on the closing sales price of these shares on the Amex) held by non-affiliates was approximately $2,317,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The Company's definitive proxy statement for its annual meeting of shareholders to be held on April 26, 2000, a copy of which will be filed with the Securities and Exchange Commission with 120 days of November 30, 1999, is incorporated into part II of this Form 10-KSB.

      Transitional Small Business Disclosure Format: Yes___ No _X_

                                    IPI, INC.
                            FORM 10-KSB ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999

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

                            IPI, INC. AND SUBSIDIARY
                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL
      IPI, Inc. (the "Company"), a Minnesota corporation, was incorporated in 1983 to acquire 100% of the stock of Insty-Prints, Inc. ("Insty-Prints"). Insty-Prints is a wholly owned subsidiary of the Company. The Company, through 236 franchised and corporate-owned locations with the "Insty-Prints" trade name, offers full-service business printing, focusing on the fast-turnaround market. The Company's franchise owners provide a wide variety of services primarily to business customers, ranging from the printing of simple business cards to full color brochures. The Company's growth strategy has included acquisitions. In March 1994, the Company acquired all the outstanding stock of The Printhouse Express, Inc. ("Printhouse") from a franchisor of full service business printing centers, primarily in the Washington D.C. area. Printhouse had 19 locations when acquired, all of which subsequently converted to Insty-Prints stores. Effective November 30, 1994, Printhouse was merged into Insty-Prints. In June 1995, the Company acquired the franchise contracts and certain notes receivable of Copy Boy Corporation ("Copy Boy"), a franchisor of 21 fast-turnaround business printing locations in the Phoenix and Tucson markets. All 21 Copy Boy stores subsequently converted to new Insty-Prints 20-year franchise contracts. In April 1999, the Company initiated a strategy to acquire and directly operate company-owned Insty-Prints locations through the purchase of Regency Printing in Dallas, Texas. As of November 30, 1999, the Company has two company-owned Insty-Prints locations and future acquisitions will follow with the successful operation of the current locations.

      In January 2000, subsequent to the end of its fiscal year, the Company acquired substantially all the assets of Dreamcatcher Franchise Corporation and Dreamcatcher Learning Centers, Inc. Dreamcatcher Franchise Corporation franchises the establishment, development and operation of facilities providing supplemental private education services to people of all ages using personalized assessments with direct instruction in reading, writing, spelling, math, algebra, study skills, G.E.D. preparation and college preparation. The purchase included 10 operating franchise locations; 14 contracted, but unopened franchise locations; and three operating learning centers. The purchase was not material to the financial position or results of operations of the Company. The Company's intent is to build and develop a national franchise network of learning centers.

INDUSTRY
      Industry sources estimate that the quick printing industry consists of approximately 30,000 business locations nationwide. Of all quick printing locations, only approximately 4,700 are franchised, according to International Franchise Association information. Aggregate demand for fast turnaround business printing has increased in recent years due to significant advances in printing and copying technology, expanded services offered and the reduction of in-house printing operations. Desktop publishing, the internet and digital pre-press technology have allowed quick printers to quickly and easily obtain customers' electronic originals and produce smaller copying and printing runs economically, shifting demand from commercial printers to fast turn-around business printers. As a result, small businesses, which previously could not afford or attract the services of a large commercial printer, can now utilize the services of quick printers on a cost-effective basis. These advances in technology have also resulted in an expanded array of services offered by quick printing locations, attracting new customers and increasing sales to existing customers. In addition, corporate downsizing in the 1990's has eliminated many internal printing functions, thereby increasing the demand for external printing operations.

BUSINESS PRINTING SERVICES
      An Insty-Prints franchise location provides a wide array of services, including graphic design, typesetting, desktop publishing, color printing, high volume and color copying, and bindery. Insty-Prints franchise owners target customers are small to medium sized businesses, departments of larger businesses, and in-house printing operations. Insty-Prints franchise owners provide their customers with fast turn-around, high quality service on short run printing and copying (normally between 2,000 and 5,000 copies) and smaller format printing and copying (which includes documents up to 11 inches by 17 inches in size). Services provided may include the production of business cards, business stationery, envelopes, business forms, brochures, pamphlets, manuals and overhead color transparencies. In addition, Insty-Prints utilizes digital transfer technology, which allows customers to deliver completed documents by means of diskette or modem for printing or reproduction at a franchise location. Typically, approximately 70% of revenues in any given location are derived from printing and copying services and the remaining revenues are derived from graphic design, binding and other services.

      The typical Insty-Prints location is owner-operated and generally has five to eight employees, including an experienced graphic designer and an experienced press operator. Insty-Prints recommends that franchise owners seek locations with approximately 2,000 to 2,500 square feet in areas of high business concentration. The cost to a prospective franchise owner to open an Insty-Prints location typically ranges from $322,000 to $380,000 and includes, among other things, the franchise or initial fee, the training and development fee, cost of equipment and signage, and working capital.

      As of December 31, 1999, the Company had two corporate stores and 199 separate Insty-Prints franchise owners that operated 234 print center locations. The average revenues per location for those reporting for the full calendar year ended December 31, 1999 were approximately $551,000. No single location, and no single franchise owner, accounted for more than 5% of all system revenues for the calendar year ended December 31, 1999.

      In late 1996, the Company sold and executed a Master Franchise Agreement ("MFA") with a business covering the entire country of Poland. The agreement provided for a development schedule of store openings. The first Insty-Prints location under the Poland MFA opened in February 1997.

FRANCHISING
     The Company is a franchisor of business printing centers, which use the "Insty-Prints" name and business systems. The franchise owners all sign agreements with the Company, typically 20 years in length, which detail the terms of the relationship. Terms include the definition of exclusive territories; reporting requirements to the Company; fees such as royalties, franchise fees and training and development fees; terminations; a covenant not to compete; and other matters.

      Although not required under the terms of the franchise agreement, the Company currently emphasizes franchise support in many ways to assist the owners to conduct successful printing operations. The areas of support include:

            Business-to-Business Advertising and Marketing. Insty-Prints encourages franchise owners to conduct local market advertising through a co-operative advertising program known as the Advertising Fund. Under this program, each franchise owner is reimbursed for 50% of qualified advertising expenditures up to a maximum of 70% of such owner's annual contribution to the Advertising Fund. The Advertising Fund is funded by each franchise owner contributing 2% of its monthly gross revenues up to a maximum of $15,240 per calendar year. Insty-Prints develops and creates, on behalf of the Advertising Fund, a variety of in-store promotional materials and identity signage, radio spots, newspaper advertisements and telemarketing programs which the individual franchise owners can use.

            Direct Mail. The Company creates and administers a direct mail program, which is available to its franchise owners for a fee. As part of this program, the Company creates advertising pieces that describe special services provided by franchise owners, generates a list of potential customers in the territory of the subscribing franchise owner and is responsible for directly mailing all materials to the customers on behalf of the franchise owner.

            Training. The Company strives to provide franchise owners with up-to-date educational materials and training support. Upon opening a new store, each franchise owner attends a comprehensive training program provided by Insty-Prints. Included in this initial training, representatives from the Company assist each new owner in developing a one-year business plan and provide on-site support during the first week in business. To assist all franchise owners in keeping up-to-date on all current industry and technology changes, Insty-Prints sends out newsletters, technical bulletins, educational materials, conducts on-going training sessions at its corporate headquarters and at six annual regional meetings and provides seminars and workshops as part of a three-day national convention.

            Support Services. Insty-Prints provides on-going support to its franchise owners through periodic contact by field representatives, by telephone, e-mail and in-store visits. Representatives are available to consult with franchise owners on specific technical questions regarding financing, advertising, marketing support, credit and collection issues, direct mail, hardware and software, equipment, insurance and store systems.

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

EMPLOYEES
      As of November 30, 1999, the Company had 27 full time corporate employees and 24 employees in the company-owned print centers. The Company believes that its relations with its employees are satisfactory.


ITEM 2. DESCRIPTION OF PROPERTIES.

      The Company leases its headquarters in a 13,246 square foot office/warehouse facility in Eden Prairie, Minnesota. The lease term expires August 31, 2000 with current annual base rent payments of $136,800. The Company has an option to extend the term 5 additional years.

      The Company leases facilities for two company owned print centers, as follows:

            Location           Size of Store     Maturity     Base Lease Payment
            --------           -------------     --------     ------------------
            Dallas, TX          14,136 sq ft     10/31/02      $80,148 annually
            Charlotte, NC        7,885 sq ft     08/01/04      $87,000 annually

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended November 30, 1999.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock was traded on the Nasdaq Small-Cap Stock Market under the symbol "INST" until January 10, 2000, when the stock listing transferred to the American Stock Exchange and now trades under the symbol "IDH." The following table sets forth the high and low bid prices for each quarter as reported by Nasdaq for the periods indicated. Such quotations reflect closing day sales.

                                     Fiscal 1999                 Fiscal 1998
                                    Common Stock                Common Stock
                                    ------------                ------------
              Quarter           High Bid      Low Bid       High Bid     Low Bid
              -------           --------      -------       --------     -------
              First              $3.69         $3.25         $4.75        $4.13
              Second             $3.69         $2.63         $4.56        $4.25
              Third              $3.38         $2.06         $5.75        $4.38
              Fourth             $2.75         $2.31         $5.13        $3.00

      No dividends have been paid on the Common Stock since the Company's June 1994 public offering. The Company currently intends to retain earnings for use in operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

      The last reported sales price as of February 9, 2000 of the Company's Common Stock was $2.25. As of February 9, 2000, there were approximately 270 holders of record of Common Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS.

OVERVIEW
      As of December 31, 1999, the Company, through its wholly-owned subsidiary Insty-Prints, had 234 franchises and two Company-owned stores.

RESULTS OF OPERATIONS
      The following table sets forth certain statement of operations data as a percentage of sales for the periods indicated:

                                                                 Fiscal Year Ended November 30,
                                                                 ------------------------------
                                                                    1999      1998      1997
                                                                   -----     -----     -----
           Franchise royalties                                      41.6%     39.4%     38.3%
           Printing equipment, supplies and services                29.6      34.6      41.2
           Franchise fees                                            0.2       0.2       1.2
           Company-owned print locations                            16.4      14.7      11.8
           Finance and other income                                 12.2      11.1       7.5
                                                                   -----     -----     -----
                 Total Revenues                                    100.0     100.0     100.0
                                                                   -----     -----     -----

           COSTS AND EXPENSES
              Franchise operations:
                 Cost of sales                                      22.2      27.2      33.8
                 Selling, general and administrative expenses       30.1      28.8      29.1
                 Amortization of goodwill and other intangibles      2.1       2.0       2.0
                                                                   -----     -----     -----
                                                                    54.4      58.0      64.9
              Company-owned print locations:
                 Cost of sales                                       5.1       4.8       4.1
                 Selling, general and administrative expenses       13.8       9.1       7.7
                 Amortization of goodwill and other intangibles      0.1       0.0       0.0
                                                                   -----     -----     -----
                                                                    19.0      13.9      11.8
              Other income (expense):
                 Net gain on disposal of assets                      0.2       0.0       0.0
                                                                   -----     -----     -----
                                                                     0.2       0.0       0.0

           INCOME BEFORE PROVISION FOR INCOME TAXES                 26.8      28.1      23.3

           PROVISION FOR INCOME TAXES                               10.7      10.4       8.6
                                                                   -----     -----     -----

           NET INCOME                                               16.1%     17.7%     14.7%
                                                                   =====     =====     =====

FISCAL YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

REVENUES
      Total revenues, consisting of royalties, sales of printing equipment supplies and services, franchise fees, company-owned print locations, and finance and other income were $11,063,000 in 1999, compared to $11,497,000 in 1998 and $11,687,000 in 1997. Revenues have been decreasing each year primarily as a result of reduced sales of printing equipment, supplies and services, which is more fully discussed below.

      Royalty revenue increased 1.6% to $4,600,000 in 1999 from $4,528,000 in 1998. Royalties for 1997 were $4,470,000, resulting in an annual increase of 1.3% in 1998 compared to 1997. Royalty increases in 1999 over 1998 were primarily attributable to unexpected collections of royalties on a franchisee's previously unreported sales and from delinquent accounts on which royalty income was not previously recognized due to the uncertainty of collection. Calendar year average annualized sales per location open and reporting for the complete 12-month period were $551,000 for 1999, $521,000 for 1998 and $501,000 for 1997.
As of December 31, 1999, there were 236 franchise and company-owned locations compared to 253 as of December 31, 1998 and 270 as of December 31, 1997. The reduced number of franchise locations in 1999 compared to 1998 and 1997 resulted mostly from the closing of under-performing stores. The reduced number of locations in 1999 has slowed the growth of royalty income. Given the continued consolidation in the printing industry and the large one-time royalty collections in 1999, it is expected that royalty revenues will decrease 5%-8% in the year 2000 compared to 1999.

      Sales of printing equipment, supplies and services were $3,269,000 in 1999 compared to $3,982,000 in 1998, a decrease of 18%, and were $4,817,000 in 1997, a decrease of 17.3% between 1998 and 1997. For 1999, the decrease in sales primarily resulted from continued slower sales of printing equipment and decreased sales of direct mail services. Printing equipment sales decreased primarily as a result of increased competition and direct mail services sales were down due to decreased demand from franchisees. The decrease in sales in 1998 resulted from reduced franchise owner demand for printing equipment and elimination of selling certain electronic publishing equipment. The decrease in sales in 1997 primarily resulted from the elimination of selling certain electronic publishing products and envelopes. Sales revenue and mix for 2000 are expected to be similar to the results of 1999.

The four largest sale items over the past three years as a percent of total sales were as follows:

                                         1999        1998        1997
                                         ----        ----        ----
           Direct Mail                   33.4%       30.6%       21.7%
           Copier Supplies               29.3        27.6        23.7
           Packaging                     12.4        10.9         8.9
           Pressroom Supplies             8.1         6.8         6.4
           Other                         16.8        24.1        39.3
                                         ----        ----        ----
                                        100.0%      100.0%      100.0%
                                        =====       =====       =====

      Franchise fee revenues were not significant in 1999, 1998 or 1997 due to the Company's emphasis on growth through acquisitions and increasing existing franchise location sales rather than seeking to add new locations by sales of new franchises.

      Company-owned print location sales were $1,822,000 in 1999, which was 7.6% greater than the $1,694,000 sales for 1998. Sales in 1997 were $1,384,000, resulting in an 18.3% increase in 1998. Sales were higher in 1999 over 1998 due to the acquisition of a print business in April 1999, which was offset somewhat by the sale of a smaller print business in March 1999. Sales in 1998 were greater than 1997 due to increased sales on comparable company-owned stores.

      Finance and other income was $1,346,000 in 1999 compared to $1,276,000 in 1998, an increase of 5.5% in 1999 and was $878,000 in 1997. Finance and other income increased in 1999 and in 1998 over 1997 as interest income increased due to an increased level of invested funds and higher yielding investments, which involve assuming increased market risk of principal. Additionally, in 1998, collections were received on a few large franchise notes receivable that were severely delinquent, which positively impacted interest recognized on notes receivable. Cash and investments outstanding were $11,116,000 at November 30, 1999 compared to $9,799,000 at November 30, 1998.

FRANCHISE OPERATIONS--COST OF SALES
      Cost of sales were $2,458,000 in 1999 compared to $3,134,000 in 1998, a decrease of 21.6%, and were $3,951,000 for 1997, resulting in a 20.7% decrease in 1998. The decrease in the comparative fiscal years was directly related to the reduced level of the sales of printing equipment, supplies and services. Margins on the sales of products and services were 24.8% in 1999, 21.3% in 1998 and 18.0% in 1997. The 1999 increase over 1998 was due to improved margins on direct mail services and reduced sales of low margin products. The 1998 increase over 1997 was due to improved margins on the sale of consumable products and reduced sales of lower margin products, such as printing equipment and certain electronic publishing equipment.

FRANCHISE OPERATIONS--SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
      Selling, general and administrative expenses were $3,330,000 in 1999 compared to $3,308,000 in 1998, an increase of 0.7%, and were $3,401,000 in 1997, a decrease of 2.7% in 1998. The increases in 1999 expenses resulted from normal compensation and general inflationary increases for other operating costs, which was offset by the consolidation of two staff positions. Decreases in expenses for 1998 resulted from the elimination of one executive position and the expiration of a long-term consulting contract, both effective December 1, 1997, which were offset by normal compensation increases and general inflationary increases for other operating costs. The increase in 1997 reflects normal compensation and general inflationary increases.

COMPANY-OWNED PRINT LOCATIONS--COST OF GOODS SOLD
      Cost of sales were $568,000 in 1999 compared to $550,000 in 1998, an increase of 3.3% and were $481,000 in 1997, resulting in a 14.4% increase in 1998. The increase in cost of goods sold each year was directly related to increased sales of printing and related services. Gross margins were 68.9% in 1999, 67.5% in 1998 and 65.3% in 1997. The continued increase in margins resulted primarily from improvements in production management and increased pricing of certain products and services.

COMPANY-OWNED PRINT LOCATIONS--SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
      Selling, general and administrative expenses were $1,523,000 in 1999 compared to $1,048,000 in 1998, an increase of 45.3% and were $896,000 in 1997, reflecting an increase of 17% in 1998. Expenses increased in 1999 due primarily to the investment in new equipment, facilities and staff to position the businesses for future growth. Expense increases in 1998 were primarily related to the growth in sales.

INCOME TAX EXPENSE
      The Company's effective combined federal and state income tax rate was 40% in 1999 and 37% in 1998 and 1997. The Company's effective tax rate increased in 1999 due to the loss of prior state tax benefits. The Company paid federal and state income taxes totaling $1,430,000 in 1999, $1,141,000 for 1998 and $875,000
in 1997.

LIQUIDITY AND CAPITAL RESOURCES
      During fiscal year 1999, the Company generated $2,214,000 of cash from operating activities, compared to $2,359,000 in fiscal 1998 and $2,446,000 in fiscal 1997. For fiscal 1999, cash was principally used to fund the purchase of short-term investments and marketable equity securities. Additionally, the Company acquired a print business resulting in a cash outlay of $431,000. For fiscal 1998, cash was principally used to purchase marketable equity securities, fund equipment purchases and increase cash equivalents.

      Management believes the current cash, short term and marketable equity investment balances as well as future cash flow from operations should be sufficient to fund future growth and other ongoing operational needs.

      The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

      Franchise owners may finance their equipment purchases through a $6,000,000 equipment financing facility established with FBS Business Finance Corporation by Insty-Prints for the benefit of the franchise owners. This facility is guaranteed by the Company and Insty-Prints, whose contingent liability under this agreement is capped at $2,400,000. A loss reserve of $150,000 is recorded on the balance sheet at November 30, 1999, representing estimated losses on this guarantee. The aggregate balance outstanding under this facility as of November 30, 1999 was $1,665,000.

YEAR 2000 COMPLIANCE
      The Company developed and implemented a plan to achieve Year 2000 compliance. As of January 27, 2000, all computer and related electronic systems and services have functioned appropriately with no interruptions to normal business functions. To date, no apparent issues have arisen from vendors providing products and services. Total costs associated with the Year 2000 compliance project were approximately $20,000 in 1999 and $16,000 in 1998.

      The Company provided its franchisees an assessment guide in October 1998, which served as a step-by-step planning document for their use addressing Year 2000 compliance. Most of the primary equipment used by franchisees is not date sensitive nor does it contain embedded chips. As of January 27, 2000, no Year 2000 issues have been brought to our attention by franchisees.

      The Company believes its efforts adequately addressed its Year 2000 concerns and, as of January 27, 2000, has no reason to believe any internal problems will arise nor does it expect any material Year 2000 problems from its outside vendors or franchise operations. Although the Company believes that no significant Year 2000 matters will arise and have a material impact on its business, financial conditions and results of operations, it cannot assure that all potential Year 2000 issues that may affect the Company have been resolved.

FORWARD-LOOKING STATEMENTS
      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on management's goals, estimates, assumptions and projections. Actual results and events could differ materially from those projected, anticipated or implicit in the forward-looking statements as a result of certain risk factors. These factors include, but are not limited to, increased competition from other business printing centers, reduced demand for printed media and other factors of which the Company is unaware at this time. If any of these risks were to materialize, royalty revenue from franchised locations and sales of products to such locations by the Company would be reduced, thus reducing revenue and profits.

      The preceding discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.


ITEM 7. FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            PAGE
      Report of Independent Public Accountants                               11
      Consolidated Balance Sheets as of November 30, 1999 and 1998           12
      Consolidated Statements of Operations for Each of the Three Years
         in the Period Ended November 30, 1999, 1998 and 1997                14
      Consolidated Statements of Shareholders' Equity for Each of the
         Three Years in the Period Ended November 30, 1999, 1998 and 1997    15
      Consolidated Statements of Cash Flows for Each of the Three Years
         in the Period Ended November 30, 1999, 1998 and 1997                16
      Notes to Consolidated Financial Statements                             17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To IPI, Inc.:

We have audited the accompanying consolidated balance sheets of IPI, Inc. (a Minnesota corporation) and Subsidiary as of November 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IPI, Inc. and Subsidiary as of November 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1999, in conformity with generally accepted accounting principles.




                                       ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
January 18, 2000

                           IPI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                         November 30
                                                                -----------------------------
                                                                    1999             1998
                                                                ------------     ------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                   $  2,022,000     $  3,828,000
    Short-term investments                                         2,590,000        1,340,000
    Marketable equity securities                                   6,504,000        4,631,000
    Trade accounts receivable, net                                 1,371,000        1,225,000
    Current maturities of notes receivable, net of allowance
        of $145,000 and $205,000 (Note 3)                            964,000          746,000
    Inventories                                                      271,000          393,000
    Prepaid expenses and other                                       107,000           92,000
    Deferred income taxes (Note 4)                                   930,000          789,000
                                                                ------------     ------------
                    Total current assets                          14,759,000       13,044,000
                                                                ------------     ------------

PROPERTY AND EQUIPMENT:
    Property and equipment                                         2,226,000        1,522,000
    Less - Accumulated depreciation and amortization                (980,000)        (961,000)
                                                                ------------     ------------
                    Property and equipment, net                    1,246,000          561,000

NOTES RECEIVABLE, net of current maturities and allowance of
    $656,000 and $648,000 (Note 3)                                   860,000        1,139,000

GOODWILL AND OTHER INTANGIBLES, net (Note 1)                       3,151,000        3,157,000
                                                                ------------     ------------

                                                                $ 20,016,000     $ 17,901,000
                                                                ============     ============


        The accompanying notes are an integral part of these consolidated balance sheets.

                           IPI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (CONTINUED)

                                                                                    November 30
                                                                           -----------------------------
                                                                               1999             1998
                                                                           ------------     ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                       $    485,000     $    534,000
    Accrued compensation                                                        296,000          296,000
    Accrued financing liabilities (Note 7)                                      150,000          200,000
    Deferred revenues                                                           264,000           14,000
    Income taxes payable                                                        126,000          306,000
    Other accrued liabilities                                                   432,000          258,000
                                                                           ------------     ------------
                    Total current liabilities                                 1,753,000        1,608,000
                                                                           ------------     ------------
LONG-TERM CAPITAL LEASE OBLIGATIONS                                             319,000           51,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value, 15,000,000 shares authorized,
       4,734,000 shares issued and outstanding                                   47,000           47,000
    Additional paid-in capital                                               15,584,000       15,584,000
    Retained earnings                                                         2,682,000          900,000
    Unrealized loss on marketable securities available for sale, net of
       income tax effects                                                      (369,000)        (289,000)
                                                                           ------------     ------------
                    Total shareholders' equity                               17,944,000       16,242,000
                                                                           ------------     ------------
                                                                           $ 20,016,000     $ 17,901,000
                                                                           ============     ============


        The accompanying notes are an integral part of these consolidated balance sheets.

                           IPI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the Years Ended November 30
                                                                       ----------------------------------------------
                                                                           1999             1998             1997
                                                                       ------------     ------------     ------------
REVENUES:
    Royalty fees                                                       $  4,600,000     $  4,528,000     $  4,470,000
    Printing equipment, supplies and services                             3,269,000        3,982,000        4,817,000
    Franchise fees                                                           26,000           17,000          138,000
    Company-owned print locations                                         1,822,000        1,694,000        1,384,000
    Finance and other income                                              1,346,000        1,276,000          878,000
                                                                       ------------     ------------     ------------
                    Total revenues                                       11,063,000       11,497,000       11,687,000
                                                                       ------------     ------------     ------------
COSTS AND EXPENSES:
   Franchise operations:
      Cost of sales                                                       2,458,000        3,134,000        3,951,000
      Selling, general and administrative expenses                        3,330,000        3,308,000        3,401,000
      Amortization of goodwill and other intangibles                        231,000          231,000          231,000
                                                                       ------------     ------------     ------------
                                                                          6,019,000        6,673,000        7,583,000
   Company-owned print locations:
      Cost of sales                                                         568,000          550,000          481,000
      Selling, general and administrative expenses                        1,523,000        1,048,000          896,000
      Amortization of goodwill and other intangibles                          9,000               --               --
                                                                       ------------     ------------     ------------
                                                                          2,100,000        1,598,000        1,377,000
                                                                       ------------     ------------     ------------
OPERATING INCOME                                                          2,944,000        3,226,000        2,727,000

NET GAIN ON DISPOSAL OF ASSETS                                               26,000               --            1,000
                                                                       ------------     ------------     ------------
INCOME BEFORE INCOME TAX                                                  2,970,000        3,226,000        2,728,000
INCOME TAX EXPENSE                                                        1,188,000        1,194,000        1,009,000
                                                                       ------------     ------------     ------------
NET INCOME                                                             $  1,782,000     $  2,032,000     $  1,719,000
                                                                       ============     ============     ============
BASIC AND DILUTED EARNINGS PER COMMON SHARE                            $        .38     $        .43     $        .36
                                                                       ============     ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
    - BASIC                                                               4,734,000        4,734,000        4,734,000
                                                                       ============     ============     ============
    - DILUTED                                                             4,734,000        4,745,000        4,734,000
                                                                       ============     ============     ============
OTHER COMPREHENSIVE INCOME, NET OF TAX (NOTE 1)
   Net income                                                          $  1,782,000     $  2,032,000     $  1,719,000
   Unrealized loss on marketable securities available for sale, net
     of income tax effects                                                  (80,000)        (242,000)         (47,000)
                                                                       ------------     ------------     ------------
   Total Comprehensive Income                                          $  1,702,000     $  1,790,000     $  1,672,000
                                                                       ============     ============     ============


  The accompanying notes are an integral part of these consolidated statements.

                           IPI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  Common Stock
                                            ------------------------
                                                                      Additional     Retained      Unrealized
                                             Shares                     Paid-In      Earnings        Loss on
                                             Issued        Amount       Capital      (Deficit)      Securities        Total
                                            ----------  ------------  ------------  ------------   ------------   ------------
BALANCE, November 30, 1996                   4,734,000        47,000    15,584,000    (2,851,000)            --     12,780,000
                                            ----------  ------------  ------------  ------------   ------------   ------------
Net income                                          --            --            --     1,719,000             --      1,719,000


Unrealized loss on marketable securities
  available for sale, net of related
  income tax effects                                --            --            --            --        (47,000)       (47,000)
                                            ----------  ------------  ------------  ------------   ------------   ------------

BALANCE, November 30, 1997                   4,734,000  $     47,000  $ 15,584,000  $ (1,132,000)  $    (47,000)  $ 14,452,000
                                            ==========  ============  ============  ============   ============   ============
Net income                                          --            --            --     2,032,000             --      2,032,000


Unrealized loss on marketable securities
  available for sale, net of related
  income tax effects                                --            --            --            --       (242,000)      (242,000)
                                            ----------  ------------  ------------  ------------   ------------   ------------

BALANCE, November 30, 1998                   4,734,000  $     47,000  $ 15,584,000  $    900,000   $   (289,000)  $ 16,242,000
                                            ==========  ============  ============  ============   ============   ============
Net income                                          --            --            --     1,782,000             --      1,782,000


Unrealized loss on marketable securities
  available for sale, net of related
  income tax effects                                --            --            --            --        (80,000)       (80,000)
                                            ----------  ------------  ------------  ------------   ------------   ------------

BALANCE, November 30, 1999                   4,734,000  $     47,000  $ 15,584,000  $  2,682,000   $   (369,000)  $ 17,944,000
                                            ==========  ============  ============  ============   ============   ============


  The accompanying notes are an integral part of these consolidated statements.

                           IPI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Years Ended November 30
                                                                           ----------------------------------------------
                                                                               1999             1998              1997
                                                                           ------------     ------------     ------------
OPERATING ACTIVITIES:
    Net income                                                             $  1,782,000     $  2,032,000     $  1,719,000
    Adjustments to reconcile net income to net cash provided by operating activities-
            Depreciation and amortization                                       440,000          418,000          391,000
            Deferred income taxes                                               (65,000)         (54,000)          20,000
            Net change in other operating items:
                Trade accounts receivable                                      (146,000)          49,000           24,000
                Inventories                                                     135,000          (78,000)          83,000
                Prepaid expenses and other                                       (6,000)          27,000           48,000

                Accounts payable, deferred revenues and other
                    accrued liabilities                                          74,000          (35,000)         161,000
                                                                           ------------     ------------     ------------
                    Net cash provided by operating activities                 2,214,000        2,359,000        2,446,000
                                                                           ------------     ------------     ------------

INVESTING ACTIVITIES:
    Purchase of property and equipment, net                                    (371,000)        (238,000)        (230,000)
    Sale (purchases) of short-term investments, net                          (1,250,000)        (540,000)       2,380,000
    Purchase of marketable equity securities                                 (2,029,000)              --       (5,089,000)
    Change in notes receivable, net                                              61,000          953,000          530,000
    Purchase of Regency Printing                                               (431,000)              --               --
                                                                           ------------     ------------     ------------
                    Net cash provided by (used in) investing activities      (4,020,000)         175,000       (2,409,000)
                                                                           ------------     ------------     ------------
                    Increase (decrease) in cash and cash equivalents         (1,806,000)       2,534,000           37,000

CASH AND CASH EQUIVALENTS, beginning of year                                  3,828,000        1,294,000        1,257,000
                                                                           ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, end of year                                     $  2,022,000     $  3,828,000     $  1,294,000
                                                                           ============     ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Income taxes paid                                                      $  1,430,000     $  1,141,000     $    875,000
                                                                           ============     ============     ============
    Equipment acquired under capital leases                                $    545,000     $         --     $    212,000
                                                                           ============     ============     ============


  The accompanying notes are an integral part of these consolidated statements.

                           IPI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION:

BUSINESS

IPI, Inc. (the Company), through its wholly owned subsidiary, Insty-Prints, Inc. (Insty-Prints), is a franchisor of business printing centers and provides ongoing support to its franchisees through business and technical training as well as research and evaluation of new products and services. Insty-Prints has 236 franchised and corporate-owned locations in the United States with heavier concentrations in the Midwest and Eastern Coast states. The Company operates two corporate-owned Insty-Prints centers, one of which was acquired in 1999 (Note
2). In 1999, the Company initiated an expansion strategy to grow through acquiring print businesses and operating them directly. Continuation of this strategy will depend on the future results of these two locations. Relative to the 1999 acquisition, the Company established three legal entities: IPI Holdings, LLC; IPI Management, LLC; and Texas IPI, L.P.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of financial instruments that are highly liquid and mature within 90 days.

SHORT-TERM INVESTMENTS AND MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each balance sheet date.

Short-term investments consist principally of variable rate demand notes and are stated at fair value, which approximates cost. All short-term investments are classified as trading securities. These securities are bought and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses are included in finance and other income in the accompanying consolidated statements of operations.

Marketable equity securities consist of common stock of Cornerstone Realty Income Trust, Inc., a publicly traded real estate investment trust. These securities are classified as available for sale and, accordingly, are stated at fair value with unrealized gains or losses reported as a separate component of shareholders' equity, net of tax effects.

At November 30, 1999, the cost, fair value and gross unrealized loss on marketable equity securities are as follows:

           Fair value                    $6,504,000
           Cost                           7,118,000
                                         ----------
           Gross unrealized loss         $  614,000
                                         ==========

The gross unrealized loss on marketable equity securities and the related income tax effect have been excluded from the Statement of Cash Flows due to their non-cash nature. Dividend distributions received on marketable equity securities were $614,000 and $452,000 for the year ended November 30, 1999 and 1998, respectively.

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

GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles included the following as of November 30:

                                                             Amortization Period
                                        1999         1998         (Years)
                                     -------------------------------------------
Goodwill                             $4,536,000   $4,302,000      15 - 40
Non-competition agreement (Note 5)      250,000      250,000         5
Accumulated amortization             (1,635,000)  (1,395,000)
                                     ----------   ----------
                                     $3,151,000   $3,157,000
                                     ==========   ==========

Goodwill consists of the excess of cost over the fair market value of the acquired net assets of Insty-Prints, Printhouse, Copy Boy and Regency Printing (Note 2) and is being amortized on a straight-line basis over 40, 18, 20 and 15 years, respectively. The cost of $250,000 related to the non-compete with the prior owner of Copy Boy is being amortized over 60 months, through May 2000, the term of the non-compete agreement. The Company periodically evaluates whether events or circumstances have occurred which may indicate that the remaining estimated useful lives may warrant revision or that the remaining intangible asset balance may not be recoverable. In the event that factors indicate that the intangible assets in question should be evaluated for possible impairment, a determination of the overall recoverability of such intangible assets would be made.

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

REVENUE RECOGNITION

Franchise fee revenue is recognized when earned, which occurs in two parts: training fees are recognized at the completion of new owners training and development fees are recognized after the opening of new locations. Franchisees are required to pay monthly royalty fees of 2% to 4.5% of gross revenues over the term of the franchise agreement of up to 20 years. Royalty fees are recognized as revenue on the accrual method while revenue from printing equipment, supply sales and print sales is recognized upon shipment.

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

BUSINESS SEGMENT INFORMATION

The Company is principally engaged in one business segment--the franchising and operating of business printing centers under the trade name of Insty-Prints(R).

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

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 130 - Reporting Comprehensive Income was issued during June 1997 and establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company adopted this standard in fiscal 1999.

SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities was issued during June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

RECLASSIFICATION

Prior to fiscal 1999, the operating results of company-owned print businesses were included in selling, general and administrative expenses. With the adoption in 1999 of the strategy to acquire and operate additional company-owned locations, the revenues and expenses of company print businesses are shown separately on the consolidated statements of operations for all periods.

2. ACQUISITION:

In April 1999, Texas IPI, L.P. purchased the printing related assets and assumed the facility and printing equipment leases of Regency Plaza Printing and Office Supplies, Inc. (Regency), located in Dallas, Texas. The consideration paid of $431,000 exceeded the fair value of assets received by $234,000, which has been recorded as goodwill that is being amortized on a straight-line basis over fifteen (15) years. The assets purchased include furniture, computers, leasehold improvements, customer list and various printing equipment items. Leases assumed were primarily for presses, copiers and related printing equipment and the business facility. The operations of Texas IPI, L.P. are included in the IPI Statement of Operations from the date of acquisition and would not have been material to prior periods.

3. NOTES RECEIVABLE:

Notes receivable consists primarily of notes from franchisees. Notes receivable of $1,665,000 at November 30, 1999 are subject to security agreements with franchisees and are collateralized by printing equipment, furniture and fixtures. The majority of the notes receivable are also personally guaranteed by the respective franchisees. The franchisees generally pay principal and interest in monthly installments over a period not to exceed 120 months. The majority of notes written are for a period of 60 to 84 months.

4. INCOME TAXES:

The Company files a consolidated federal income tax return and a combined state return with affiliated companies. Prior to the Company's initial public offering, the Company filed a federal income tax return with Jacobs Industries, Inc. and participated in a related tax sharing agreement.

The provision for income taxes consists of the following:

                                         For the Years Ended November 30
                                    -----------------------------------------
                                      1999            1998             1997
                                    ----------     ----------      ----------
      Current:
          Federal                   $1,045,000     $1,057,000        $980,000
          State                        208,000        191,000           9,000
                                    ----------     ----------      ----------
                                     1,253,000      1,248,000         989,000
      Deferred                         (65,000)       (54,000)         20,000
                                    ----------     ----------      ----------
                                    $1,188,000     $1,194,000      $1,009,000
                                    ==========     ==========      ==========

The differences between income taxes computed using the federal statutory rate and the effective tax rate were as follows:

                                                          For the Years Ended
                                                              November 30
                                                          -------------------
                                                          1999   1998    1997
                                                          ----   ----    ----

      Federal statutory rate                              34%    34%     34%
      State income taxes, net of federal tax benefit       4      1       1
      Nondeductible amortization                           2      2       2
      Other, net                                           -      -       -
                                                         ---    ---     ---
                                                          40%    37%     37%
                                                         ===    ===     ===


The tax effect of significant temporary differences representing deferred tax assets as of November 30, 1999 and 1998 are as follows:

                                                          1999         1998
                                                        --------     --------

      Allowance for losses                              $313,000     $333,000
      Accrued financing liabilities                       59,000       78,000
      Accrued compensation                                27,000       37,000
      Accrued franchise incentives                        66,000       58,000
      Other                                              465,000      283,000
                                                        --------     --------
                                                        $930,000     $789,000
                                                        ========     ========


No valuation allowance was required as of November 30, 1999 or 1998.

5. STOCK OPTION PLANS:

The Company has long-term incentive and stock option plans that allow for the granting of stock options and other incentive awards to key employees, officers and directors of the Company. The employee stock option plan was amended in March 1996, increasing the stock options available by 50,000 and both plans together now provide for a maximum of 400,000 shares to be granted. The options are generally granted at prices equal to the fair market value of the shares at the date of grant and are exercisable in cumulative annual increments of 20% each, commencing one year after the date of grant.

The following is a summary of activity of the plans for the years ended November 30, 1999, 1998 and 1997:

                                                   Number of      Price
                                                    Options     Per Share
                                                    -------     ---------
          Outstanding, November 30, 1996            294,000       $ 4.00
                                                    -------       ------
                 Granted                             94,000         4.00
                 Cancelled                          (88,000)        4.00
                                                    -------       ------
          Outstanding, November 30, 1997            300,000         4.00
                                                    -------       ------
                 Granted                             22,000         4.00
                 Cancelled                          (55,000)        4.00
                                                    -------       ------
          Outstanding, November 30, 1998            267,000         4.04
                                                    -------       ------
                 Granted                             69,000         5.00
                 Cancelled                           (8,000)        4.25
                                                    -------       ------
          Outstanding, November 30, 1999            328,000       $ 4.02
                                                    =======       ======

The number of options exercisable at November 30, 1999, 1998 and 1997 are 180,200. 129,600 and 90,000, respectively, and all are at the exercise price of $4.00 per share, except 1,200 options at November 30, 1999 that are exercisable at $5.00 per share. As of November 30, 1999, there were options for 72,000 shares available for future grant.

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

                                          1999           1998            1997
                                      -----------    ------------    -----------
      Net Income
            As reported                $1,782,000     $2,032,000      $1,719,000
            Pro forma                   1,702,000      1,960,000      $1,671,000
      Income Per Share-as reported:
            Basic                            $.38           $.43            $.36
            Diluted                          $.38           $.43            $.36
      Income Per Share-pro forma:
            Basic                            $.36           $.41            $.35
            Diluted                          $.36           $.41            $.35

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair values of options granted in 1999, 1998 and 1997 were $1.67, $2.57 and $2.41, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: risk-free interest rates of 5.85% to 5.66% for 1999 and 5.72% to 5.56% for 1998 and 6.38% to 6.91% for 1997; no expected dividends; expected lives of 10 years for 1998, 1997 and 1996; and expected volatility of 38.5% to 40.5% for 1999 grants and 34.52% to 35.29% for 1998 grants and 30.2% to 34.9%
for 1997 grants.

6. RELATED-PARTY TRANSACTIONS:

The Company paid management fees of $75,000 in 1999, 1998 and 1997 to an affiliated company.

7. COMMITMENTS AND CONTINGENCIES:

GUARANTEES

The Company is a guarantor of equipment financing by certain franchisees in amounts that aggregated $1,665,000 at November 30, 1999 and $2,660,000 at November 30, 1998. Under the terms of the guarantees, the maximum annual liability of the Company was approximately $2,400,000 at November 30, 1999 and 1998. The Company has recorded reserves for estimated losses on these guarantees as accrued financing liabilities in the accompanying consolidated balance sheets. As guarantor, the Company is subject to restrictive covenants which, among other matters, require that the Company maintain a minimum net worth and a debt to net worth ratio, as defined. As of November 30, 1999 and 1998, the Company was in compliance with such covenants.

OPERATING LEASES

At November 30, 1999, the Company's minimum annual rental commitments for leased equipment and facilities under operating leases with lease terms in excess of one year, were as follows:

         For the Years Ending November 30                    Amount
         --------------------------------                 -----------
              1999                                        $   361,000
              2000                                            329,000
              2001                                            220,000
              2002                                            207,000
              2003                                            120,000
                                                          -----------
                 Total minimum payments required          $ 1,237,000
                                                          ===========

Rent expense was $362,000, $305,000 and $317,000 in 1999, 1998 and 1997,
respectively.

LEGAL PROCEEDINGS

The Company is a party to certain claims arising in the ordinary course of business. Certain complaints are unclear as to the amount of damages being sought by the plaintiffs. The Company has filed counteractions in certain cases, and discovery proceedings are in process. The ultimate outcome of the litigation cannot presently be determined; however, in the opinion of management, the outcome of such claims are not expected to be material to the financial positions or the results of operations of the Company.

8. SUBSEQUENT EVENT

In January 2000, the Company formed a new subsidiary, Dreamcatcher Franchise Corporation, a Minnesota company to acquire substantially all the assets of Dreamcatcher Franchise Corporation, a Colorado company that franchises learning centers, and Dreamcatcher Learning Centers, Inc., an operator of three learning centers. The purchase of the assets was not material to the financial position or results of operations of the Company. The purchase includes franchise contracts for 10 operating locations and 14 locations yet to be opened. It is the Company's plan to develop this business and become a national franchisor of learning centers.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE
            WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The information called for in this item is incorporated by reference to the Sections of the Proxy Statement entitled "Nominees," "Key Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Year 2000 Annual Meeting of Shareholders.


ITEM 10. EXECUTIVE COMPENSATION.

      The information required in this item is incorporated by reference to the Section of the Proxy Statement for the Year 2000 Annual Meeting of Shareholders entitled "Executive Compensation."


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information called for in this item is incorporated by reference to the Section of the Proxy Statement for the Year 2000 Annual Meeting of Shareholders entitled "Security Ownership of Certain Beneficial Owners and Management."


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information called for in this item is incorporated by reference to the Section of the Proxy Statement for the Year 2000 Annual Meeting of Shareholders entitled "Certain Relationships and Related Transactions."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Documents Filed as Part of Form 10-KSB Report - Exhibits

Exhibit No.                    Description                                  Page
----------- --------------------------------------------------------------------

      2.1 Asset Purchase Agreement by and among IPI, Inc., Insty-Prints, Inc., Copy Boy Corporation and Stan P. Hilkemeyer dated effective June 1, 1995 (5)
      3.1   Articles of Incorporation as amended and restated to
              date (1)
      3.2   By-laws (1)
      4     Specimen of Common Stock (2)
    +10.1   Form of Insty-Prints, Inc. Franchise Agreement (7)
    +10.2   1994 Long-Term Incentive Plan, as amended (1) (8)
    +10.3   1994 Non-Employee Directors' Stock Option Plan (1)
    +10.3a  Amendment to Non-Employees Directors' Stock Option Plan
              dated October 13, 1995 (4)
     10.4 Management Services Agreement between Jacobs Management Corporation and Insty-Prints dated effective December 1, 1993 (1)
     10.5 Management Services Agreement between Jacobs Management Corporation and IPI, Inc. dated effective December 1, 1993 (1)
     10.6 Amended and Restated Ultimate Net Loss Agreement between FBS Business Finance Corporation and Insty-Prints dated October 3, 1995 (6)
     10.7 Consulting Agreement between Insty-Prints and E. Kennen Fisher dated effective November 30, 1987,as amended (1)
     10.8   Lease for Corporate Headquarters of IPI, Inc. (3)
    *11     Statement Re: Computation of per share earnings
    *21     List of Subsidiaries of IPI, Inc.
    *23     Consent of Independent Public Accountants
    *27     Financial Data Schedule

    *  Filed herewith.
    + Material contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB pursuant to Item 13(a).
        (1) Incorporated by reference to the registrant's registration statement on Form SB-2 dated March 31, 1994, Reg. No. 33-77190C.
        (2) Incorporated by reference to Amendment No.1 to the registrant's statement on Form SB-2 dated April 29, 1994, Reg. No. 33-77190C.
        (3) Incorporated by reference to the registrant's annual 10-KSB filing dated February 21, 1995.
        (4) Incorporated by reference to the registrant's registration statement on FormS-8 dated November 22, 1995, Reg. No. 33-99770.
        (5) Incorporated by reference to the registrant's 8-K filing dated June 1, 1995.
        (6) Incorporated by reference to the registrant's annual 10-KSB filing dated February 21, 1995.
        (7) Incorporated by reference to the registrant's annual 10-KSB filing dated February 27, 1997.
        (8) Incorporated by reference to the registrant's Form S-8 filing dated June 3, 1997.

(b) Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended November 30, 1999.

                                   SIGNATURES


      In accordance with Sections 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on February 15, 2000.

      IPI, Inc.


      By: /S/ Robert J. Sutter
          -----------------------------
              Robert J. Sutter
          CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD

      In accordance with the Exchange Act, this report has been signed below on February 15, 1999 by the following persons on behalf of the registrant and in the capacities indicated.


    Signatures              Title
    ----------              -----


/S/ Robert J. Sutter        Chief Executive Officer and Chairman of the Board
--------------------------      (Principal Executive Officer)
    Robert J. Sutter

/S/ Irwin L. Jacobs         Director
--------------------------
    Irwin L. Jacobs

/S/ Daniel T. Lindsay       Director
--------------------------
    Daniel T. Lindsay

/S/ Howard Grodnick         Director
--------------------------
    Howard Grodnick

/S/ Dennis M. Mathisen      Director
--------------------------
    Dennis M. Mathisen

/S/ David M. Engel          Vice President - Finance and Chief Financial Officer
--------------------------      (Principal Accounting Officer and Principal
    David M. Engel              Financial Officer)