Form 10-Q
period 2000-02-29
IPI INC
filed 2000-04-13
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000.

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

Yes __X__   No _____


         As of April 10, 2000, there were 4,859,087 Common Shares outstanding.

                                    IPI, INC.
                                Table of Contents


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

       Item 1.    Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of
                  February 29, 2000 and November 30, 1999.                  3

                  Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended
                  February 29, 2000 and February 28, 1999.                  4

                  Condensed Consolidated Statements of Cash Flows for
                  the Three Months Ended February 29, 2000 and
                  February 28, 1999.                                        5

                  Notes to Condensed Consolidated Financial
                  Statements.                                               6


       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                      8-10



PART II. OTHER INFORMATION

       Item 1.    Legal Proceedings                                         11

       Item 2.    Changes in Securities                                     11

       Item 3.    Defaults Upon Senior Securities                           11

       Item 4.    Submission of Matters to Vote of Security Holders         11

       Item 5.    Other Information                                         11

       Item 6.    Exhibits and Reports of Form 8-K                          11

       Signatures                                                           12

PART I.  FINANCIAL INFORMATION
ITEM 1.

                           IPI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         February 29,     November 30,
                                                                             2000             1999
                                                                         ------------     ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                           $  1,311,000     $  2,022,000
     Short-term investments                                                 1,510,000        2,590,000
     Marketable equity securities                                           7,887,000        6,504,000
     Trade accounts receivable, net                                         1,286,000        1,371,000
     Current maturities of notes receivables, net of allowance of
         $154,000 and $145,000                                                955,000          964,000
     Inventories                                                              249,000          271,000
     Prepaid expenses and other                                               218,000          107,000
     Deferred income taxes                                                    973,000          930,000
                                                                         ------------     ------------
         Total current assets                                              14,389,000       14,759,000
                                                                         ------------     ------------

PROPERTY AND EQUIPMENT:
     Property and equipment                                                 2,343,000        2,226,000
     Less - Accumulated depreciation                                       (1,073,000)        (980,000)
                                                                         ------------     ------------
         Property and equipment, net                                        1,270,000        1,246,000

NOTES RECEIVABLE, net of current maturities and allowance of
     $625,000 and $656,000                                                    810,000          860,000

GOODWILL AND OTHER INTANGIBLES, net                                         3,749,000        3,151,000
                                                                         ------------     ------------

                                                                         $ 20,218,000     $ 20,016,000
                                                                         ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                    $    614,000     $    485,000
     Accrued compensation                                                      87,000          296,000
     Accrued financing liabilities                                            150,000          150,000
     Deferred revenues                                                        235,000          264,000
     Income taxes payable                                                     200,000          126,000
     Other accrued liabilities                                                411,000          432,000
                                                                         ------------     ------------
         Total current liabilities                                          1,697,000        1,753,000
                                                                         ------------     ------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                           287,000          319,000

SHAREHOLDERS' EQUITY:
     Common Stock, $.01 par value, 15,000,000 shares authorized:
         4,859,000 and 4,734,000 shares issued and outstanding                 49,000           47,000
     Additional paid-in capital                                            15,769,000       15,584,000
     Retained earnings                                                      2,848,000        2,682,000
     Unrealized loss on marketable securities available for sale, net
         of income tax effects                                               (432,000)        (369,000)
                                                                         ------------     ------------
         Total shareholders' equity                                        18,234,000       17,944,000
                                                                         ------------     ------------

                                                                         $ 20,218,000     $ 20,016,000
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

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                            February 29,     February 28,
                                                                            -----------------------------
                                                                                 2000             1999
                                                                            -----------------------------
REVENUES:
     Royalty fees - Insty-Prints                                            $    959,000     $    954,000
     Printing equipment, supplies and services                                   681,000          877,000
     Sales by company-owned Insty-Prints locations                               419,000          410,000
     Dreamcatcher - royalties and fees                                            20,000               --
     Finance and other income                                                    315,000          262,000
                                                                            ------------     ------------

     Total Revenues                                                            2,394,000        2,503,000
                                                                            ------------     ------------
COSTS AND EXPENSES:
     Franchise operations:
       Cost of sales - printing equipment, supplies and services                 520,000          657,000
       Cost of sales - company owned Insty-Prints                                138,000          123,000
       Selling, general and administrative                                     1,394,000        1,042,000
       Amortization of goodwill and other intangibles                             69,000           58,000
                                                                            ------------     ------------
                                                                               2,121,000        1,880,000
                                                                            ------------     ------------
OPERATING INCOME                                                                 273,000          623,000

NET GAIN ON DISPOSAL OF ASSETS                                                     4,000               --

INCOME BEFORE INCOME TAX                                                         277,000          623,000
INCOME TAX EXPENSE                                                               111,000          249,000
                                                                            ------------     ------------

NET INCOME                                                                  $    166,000     $    374,000
                                                                            ============     ============

BASIC AND DILUTED EARNINGS PER COMMON SHARE                                 $       0.03     $       0.08
                                                                            ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON SHARE EQUIVALENTS OUTSTANDING
     - BASIC                                                                   4,810,000        4,734,000
                                                                            ============     ============
     - DILUTED                                                                 4,810,000        4,734,000
                                                                            ============     ============
OTHER COMPREHENSIVE INCOME, NET OF TAX (NOTE 1):
     Net Income                                                             $    166,000     $    374,000
     Unrealized loss on marketable securities available for sale, net of
         income tax effects                                                      (63,000)        (281,000)
                                                                            ------------     ------------
     Total Comprehensive Income                                             $    103,000     $     93,000
                                                                            ============     ============


  The accompanying notes are an integral part of these consolidated statements.

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                    February 29,     February 28,
                                                                    -----------------------------
                                                                        2000             1999
                                                                    -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $    166,000     $    374,000
     Adjustments to reconcile net income to net cash provided by operating activities -
         Depreciation and amortization                                   131,000          109,000
         Net change in other operating items:
              Trade accounts receivable                                  103,000           22,000
              Inventories                                                 35,000           79,000
              Prepaid expenses and other                                (110,000)         (53,000)
              Accounts payable, deferred revenues
                  and other accrued liabilities                          (55,000)        (123,000)
                                                                    ------------     ------------

              Net cash provided by operating activities                  270,000          408,000
                                                                    ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net                             (61,000)         (21,000)
     Sale (purchases) of short-term investments, net                   1,080,000       (1,350,000)
     Purchase of marketable equity securities                         (1,490,000)      (1,362,000)
     Change in notes receivable, net                                      50,000           94,000
     Purchase of Dreamcatcher                                           (560,000)              --
                                                                    ------------     ------------

              Net cash used in investing activities                     (981,000)      (2,639,000)
                                                                    ------------     ------------

              Decrease in cash and cash equivalents                     (711,000)      (2,231,000)

CASH AND CASH EQUIVALENTS, beginning of the period                     2,022,000        3,828,000
                                                                    ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                            $  1,311,000     $  1,597,000
                                                                    ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION:

     Income taxes paid                                              $     38,000     $    178,000
                                                                    ============     ============


  The accompanying notes are an integral part of these consolidated statements.

                           IPI, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements of IPI, Inc. ("IPI" or the "Company") and its wholly owned subsidiaries, Insty-Prints, Inc. ("Insty-Prints"), IPI Holdings, LLC, Texas IPI, L.P. and Dreamcatcher Franchise Corporation, are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items and all inter-company transactions have been eliminated in consolidation. The significant accounting policies, certain financial information and footnote disclosures that are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The operating results for the interim periods presented are not necessarily indications of the operating results to be expected for the full fiscal year. The accompanying financial statements of the Company should be read in conjunction with the Company's audited financial statements for the years ended November 30, 1999 and 1998 and the notes thereto included in the Company's Form 10-KSB.

     In August 1997 and in February, April and December 1999 and in January 2000, marketable equity securities were purchased to enhance returns on cash funds. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these securities are shown on the balance sheet at market value and unrealized gains (losses) are reflected as a separate component of shareholders equity, net of income tax effects.

     In fiscal year 1999, the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which established new rules for the reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company's comprehensive income is comprised of net income and unrealized gains (losses) on marketable securities held for resale. The adoption of SAFS No. 130 had no impact on the Company's net income or total shareholders' equity. Prior to the adoption of SFAS No. 130, unrealized gains (losses) on marketable securities held for resale were reported separately in the statement of shareholders' equity. The comprehensive income amounts in the prior fiscal years' financial statements have been reclassified to conform to SFAS No. 130.

     Through fiscal 1999, the Company has principally been engaged in one business segment-the franchising and servicing of business printing centers under the trade name of Insty-Prints(R). As discussed in footnote 2., in January 2000, the Company acquired assets of a supplemental educational services business and formed a new subsidiary, Dreamcatcher Franchise Corporation. Through Dreamcatcher the Company is franchising and servicing learning centers under the trade name Dreamcatcher(R) Direct Instruction Center and has nine operating franchised locations and two corporate locations, all of which were acquired in the asset purchase.

2.   ACQUISITIONS

     In April 1999, Texas IPI, L.P. purchased the printing related assets and assumed the facility and printing equipment leases of Regency Plaza Printing and Office Supplies, Inc. (Regency), located in Dallas, Texas. The consideration paid of $431,000 exceeded the fair value of assets received by $234,000 of goodwill that is being amortized on a straight line basis over fifteen (15) years. The assets purchased include furniture, computers, leasehold improvements, customer list and various printing equipment items. Leases assumed were primarily for presses, copiers and related printing equipment and the business facility. The operations of Texas IPI, L.P. are included in the IPI Statement of Operations from the date of acquisition.

     In January 2000, the Company acquired substantially all the assets of Dreamcatcher Franchise Corporation and Dreamcatcher Learning Centers, Inc. The terms of the purchase include the assumption of $395,000 of obligations, a cash payment of $125,000, the issuance of 125,000 shares of IPI stock with a valuation of $188,000 and a future maximum earn-out provision of $375,000, based on the achievement of certain levels of franchised learning centers that are operating. The acquisition price and costs exceeded the fair value of assets received by $660,000, which has been recorded as goodwill that is being amortized on a straight-line basis over fifteen (15) years. The assets purchased include furniture, computers, leasehold improvements and receivables. Dreamcatcher Franchise Corporation franchises the establishment, development and operation of facilities providing supplemental private education services to people of all ages using personalized assessments with direct instruction in reading, writing, spelling, math, algebra, study skills, G.E.D. preparation and college preparation. The purchase included nine operating franchise locations; 14 contracted, but unopened franchise locations; and two corporate-owned operating learning centers. The purchase was not material to the financial position or results of operations of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As of February 29, 2000, the Company, through its wholly-owned subsidiary Insty-Prints, had 235 franchise locations and two Company-owned stores and through Dreamcatcher had nine franchise locations and two Company-owned locations.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data as a percentage of sales for the periods indicated:

                                                                           Quarter Ended
                                                                   February 29,    February 28,
                                                                   ----------------------------
                                                                        2000           1999
                                                                   ----------------------------
         Royalties and fees - Insty-Prints                              40.1%          38.1%
         Printing equipment, supplies and services                      28.4           35.0
         Sales by Company-owned Insty-Prints locations                  17.5           16.4
         Dreamcatcher royalties and fees                                 0.8             --
         Finance and other income                                       13.2           10.5
                                                                      ------         ------
              Total revenues                                           100.0          100.0
                                                                      ------         ------
     Costs and expenses:
         Cost of sales-printing equipment, supplies & services          21.7           26.3
         Cost of sales-company-owned Insty-Prints                        5.8            4.9
         Selling, general and administrative                            58.2           41.6
         Amortization of goodwill and other intangibles                  2.9            2.3
                                                                      ------         ------
                                                                        88.6           75.1
     Other income (expense):
         Net gain on disposal of assets                                  0.2            0.0
                                                                      ------         ------

     Income tax expense                                                  4.6           10.0
                                                                      ------         ------
     Net income                                                          7.0%          14.9%
                                                                      ======         ======

     Revenues. Total revenues for the three months ended February 29, 2000, consisting of royalties, sales of printing equipment, supplies and services, franchise fees and finance and other income, totaled $2,394,000, a decrease of $109,000 or 4.4% compared to the three months ended February 28, 1999.

     As expected, Insty-Prints Royalty fees were relatively flat at $959,000 in the first quarter of 2000 compared to $954,000 in 1999.

     Sales of printing equipment, supplies and services for the first quarter of 2000 decreased to $681,000 from $877,000 in 1999, a decrease of 22.3%. The decrease in sales for 2000 resulted primarily from reduced sales of copier supplies due to such products now being provided for in copier leases. Additionally, direct mail services sales decreased due to reduce demand from franchise owners.

     Sales at Company-owned Insty-Prints increased slightly to $419,000 for the first quarter of 2000, compared to $410,000 for the same quarter a year ago.

     Dreamcatcher Royalties and fees were $20,000 for the first quarter of 2000, compared to $0 for the same period a year ago. This business initiated operations in January 2000 and is in its early stage of development.

     Finance and other income was $315,000 for the quarter ended February 29, 2000, which is an increase of $53,000 or 20.2% from the same quarter a year ago. For the first quarter of 2000, finance and other income was greater due primarily to the increased level of investments, which was offset by reduced note interest. Note interest was lower due to decreased levels of outstanding notes to franchise owners.

     Cost of Sales--Printing Equipment, Supplies and Services. Cost of sales decreased to $520,000 for the first quarter of 2000 from $657,000 for 1999, a decrease of 20.9% for the quarter. The decrease in the quarter is the result of a related decrease in product sales, as mentioned previously. Margins on equipment, supplies and services decreased to 23.6% in the three months ended February 29, 2000 from 25.1% for the same period in 1999, which is primarily due to sales mix and decreased margins on certain products.

     Cost of Sales--Company-owned Insty-Prints. Cost of sales increased to $138,000 for the first quarter of 2000, compared to $123,000 for the same quarter a year ago. Cost of sales increased due to increased sales and higher costs incurred in 2000 at one location.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,394,000 for the first quarter of 2000 from $1,042,000 for the same period in 1999, an increase of 33.8%. Expenses increased primarily due to the investment in new equipment, facilities and staff in corporate-owned Insty-Prints in latter 1999 and reflects expenses associated with the operation of Dreamcatcher, which was acquired January 5, 2000.

     Amortization of Goodwill. Amortization of goodwill increased to $69,000 in the first quarter of 2000, compared to $58,000 in the same quarter a year ago. The increase resulted from the acquisition of a printing business in April 1999 and Dreamcatcher in January 2000.

     Provision for Income Taxes. The Company's effective combined federal and state income tax rate is estimated to be 40% for 2000 and was 40% for 1999.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended February 29, 2000, the Company generated $270,000 from operating activities, a decrease of $138,000 from $408,000 of funds provided from operating activities for the first quarter of 1999. The decrease in funds provided from operating activities was primarily attributable to decreased net income in the first quarter of 2000 compared to the same quarter a year ago.

     During the three months ended February 29, 2000, the Company sold $1,080,000 of short-term investments and purchased $1,490,000 of marketable equity securities held for resale. The Company also used funds of $560,000 related to the acquisition of Dreamcatcher in the first quarter of 2000. All marketable equity securities reflected on the balance sheet as of February 29, 2000 are common shares of stock in a Real Estate Investment Trust, which have been purchased to improve yields on invested funds. As reflected in the equity section of the balance sheet and in Comprehensive Income, unrealized gains or losses for changes in the market value of the stock are shown.

     The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

     Franchise owners may finance their equipment purchases through a $6,000,000 equipment financing facility established with U.S. Bank (formerly First Bank Systems) by Insty-Prints for the benefit of the franchise owners. This facility is guaranteed by IPI and Insty-Prints, whose contingent liability under this agreement is capped at $2,400,000, annually. A loss reserve of $150,000 is recorded on the balance sheet at February 29, 2000, representing estimated losses on these guarantees, net of equipment value. The aggregate balance outstanding under this facility as of February 29, 2000 was approximately $1,588,000.

     The Insty-Prints' franchise business is not highly seasonal, and franchise owners' sales generally follow overall economic trends. The business is not impacted materially by inflation.

YEAR 2000 COMPLIANCE

     The Company believes its efforts adequately addressed its Year 2000 concerns and, as of March 31, 2000, has no reason to believe any internal problems will arise nor does it expect any material Year 2000 problems from its outside vendors or franchise operations. Although the Company believes that no significant Year 2000 matters will arise and have a material impact on its business, financial conditions and results of operations, it cannot assure that all potential Year 2000 issues that may affect the Company have been resolved.

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. These forward-looking statements are based on management's goals, estimates, assumptions and projections. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of certain risk factors. These include, but are not limited to, increased competition from other business printing centers, reduced demand for print media and other factors of which the Company is unaware at this time. If any of these risks were to materialize, royalty revenue from franchised locations and sales of products to such location by the Company would be reduced, thus reducing revenue and profits.

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

Item 4.   Submission of Matters to Vote of Security Holders

          On approximately March 27, 2000, proxy statements were mailed to the holders of record of 4,859,087 shares of common stock to solicit proxies in connection with the Annual Meeting of Shareholders on April 26, 2000. Three proposals were submitted to a vote of shareholders, as follows:

          (a) Election of Directors--all current directors (Robert J. Sutter, Dennis M. Mathisen, Irwin L. Jacobs, Daniel T. Lindsay and Howard Grodnick) were up for re-election to terms of one year.

          (b) Approve an Amendment to the 1994 Long-Term Incentive Plan, which increases the shares from 300,000 to 500,000.

          (c) Ratification and Appointment of Independent Auditors--Arthur Andersen LLP.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K                                  Page
                                                                            ----
          (a)  Exhibits.

               *11  Statement Re: Computation of per share earnings          13
               *27  Financial Data Schedule                                  14

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


Dated: April 12, 2000           IPI, Inc.



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