Form 10QSB
period 2000-05-31
IPI INC
filed 2000-07-14
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000.

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


                                 (952) 975-6200
--------------------------------------------------------------------------------
         (Issuer's Telephone Number, Including Area Code)


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

Yes __X__   No _____


         As of July 12, 2000, there were 4,859,087 Common Shares outstanding.

                                    IPI, INC.
                                Table of Contents


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

       Item 1.   Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets as of May 31,
                 2000 and November 30, 1999.                                3

                 Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended
                 May 31, 2000 and May 31, 1999.                             4

                 Condensed Consolidated Statements of Cash Flows for the
                 Six Months Ended May 31, 2000 and May 31, 1999.            5

                 Notes to Condensed Consolidated Financial Statements.      6

       Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                       8-10



PART II. OTHER INFORMATION

       Item 1.   Legal Proceedings                                          10

       Item 2.   Changes in Securities                                      10

       Item 3.   Defaults Upon Senior Securities                            10

       Item 4.   Submission of Matters to Vote of Security Holders          10

       Item 5.   Other Information                                          11

       Item 6.   Exhibits and Reports of Form 8-K                           11

       Signatures                                                           11

PART I. FINANCIAL INFORMATION
ITEM 1.

                           IPI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         May 31, 2000     November 30,
                                                                          (Unaudited)        1999
                                                                         ------------     ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                           $  1,584,000     $  2,022,000
     Short-term investments                                                 4,550,000        2,590,000
     Marketable equity securities                                           6,190,000        6,504,000
     Trade accounts receivable, net                                         1,383,000        1,371,000
     Current maturities of notes receivable, net of allowance of
         $153,000 and $145,000                                                963,000          964,000
     Inventories                                                              256,000          271,000
     Prepaid expenses and other                                               130,000          107,000
     Deferred income taxes                                                    690,000          930,000
                                                                         ------------     ------------

         Total current assets                                              15,746,000       14,759,000
                                                                         ------------     ------------

PROPERTY AND EQUIPMENT:
     Property and equipment                                                 2,378,000        2,226,000
     Less - Accumulated depreciation                                       (1,161,000)        (980,000)
                                                                         ------------     ------------
         Property and equipment, net                                        1,217,000        1,246,000

NOTES RECEIVABLE, net of current maturities and allowance of
     $724,000 and $656,000                                                    749,000          860,000

GOODWILL AND OTHER INTANGIBLES, net                                         3,730,000        3,151,000
                                                                         ------------     ------------

                                                                         $ 21,442,000     $ 20,016,000
                                                                         ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                    $    688,000     $    485,000
     Accrued compensation                                                     169,000          296,000
     Accrued financing liabilities                                            150,000          150,000
     Deferred revenues                                                        214,000          264,000
     Income taxes payable                                                     343,000          126,000
     Other accrued liabilities                                                410,000          432,000
                                                                         ------------     ------------
         Total current liabilities                                          1,974,000        1,753,000
                                                                         ------------     ------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                           255,000          319,000

SHAREHOLDERS' EQUITY:
     Common Stock, $.01 par value, 15,000,000 shares authorized:
         4,859,000 and 4,734,000 shares issued and outstanding                 49,000           47,000
     Additional paid-in capital                                            15,769,000       15,584,000
     Retained earnings                                                      3,403,000        2,682,000
     Unrealized loss on marketable securities available for sale, net
         of income tax effects                                                 (8,000)        (369,000)
                                                                         ------------     ------------

         Total shareholders' equity                                        19,213,000       17,944,000
                                                                         ------------     ------------

                                                                         $ 21,442,000     $ 20,016,000
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

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                Three Months Ended                Six Months Ended
                                                                      May 31,                          May 31,
                                                           ----------------------------    -----------------------------
                                                                2000            1999            2000             1999
                                                                ----            ----            ----             ----
REVENUES:
     Royalty fees                                          $  1,215,000    $  1,241,000    $  2,174,000     $  2,195,000
     Sales of printing equipment, supplies
         and services                                           678,000         974,000       1,359,000        1,851,000
     Sales by company-owned Insty-Prints
         locations                                              464,000         394,000         883,000          804,000
     Dreamcatcher royalties and fees                             17,000              --          37,000               --
     Finance and other income                                   197,000         468,000         512,000          730,000
                                                           ------------    ------------    ------------     ------------

     Total revenues                                           2,571,000       3,077,000       4,965,000        5,580,000
                                                           ------------    ------------    ------------     ------------

COSTS AND EXPENSES:
     Cost of sales--printing equipment, supplies
         and services                                           489,000         752,000       1,009,000        1,409,000
     Cost of sales--company-owned Insty-Prints
         locations                                              121,000         122,000         259,000          245,000
     Selling, general & administrative expenses               1,427,000       1,256,000       2,821,000        2,298,000
     Amortization of goodwill                                    75,000          59,000         144,000          117,000
                                                           ------------    ------------    ------------     ------------

     Total costs and expenses                                 2,112,000       2,189,000       4,233,000        4,069,000
                                                           ------------    ------------    ------------     ------------

OPERATING INCOME                                                459,000         888,000         732,000        1,511,000

     Net gain on sale of securities                             461,000              --         461,000               --
     Net gain on disposal of assets                               5,000          20,000           9,000           20,000
                                                           ------------    ------------    ------------     ------------

     Income before income taxes                                 925,000         908,000       1,202,000        1,531,000
     Income tax expense                                         370,000         363,000         481,000          612,000

NET INCOME                                                 $    555,000    $    545,000    $    721,000     $    919,000
                                                           ============    ============    ============     ============

BASIC AND DILUTED EARNINGS PER
     COMMON SHARE                                          $       0.11    $       0.12    $       0.15     $       0.19
                                                           ============    ============    ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON & COMMON SHARE
     EQUIVALENTS OUTSTANDING
     - BASIC                                                  4,859,000       4,734,000       4,835,000        4,734,000
                                                           ============    ============    ============     ============
     - DILUTED                                                4,859,000       4,734,000       4,835,000        4,734,000
                                                           ============    ============    ============     ============

OTHER COMPREHENSIVE INCOME, NET OF TAX (NOTE 1):
     Net Income                                            $    555,000    $    545,000    $    721,000     $    919,000
     Unrealized gain (loss) on marketable securities
         available for sale, net of income tax effects          424,000         422,000          (8,000)        (148,000)
                                                           ------------    ------------    ------------     ------------

     Total Comprehensive Income                            $    979,000    $    967,000    $    713,000     $    771,000
                                                           ============    ============    ============     ============

  The accompanying notes are an integral part of these consolidated statements.

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                    May 31,
                                                                         -----------------------------
                                                                             2000             1999
                                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                          $    721,000     $    919,000
     Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                        261,000          210,000
         Net change in other operating items:
              Trade accounts receivable                                        (1,000)         (15,000)
              Inventories                                                      29,000           76,000
              Prepaid expenses and other                                      (79,000)          52,000
              Accounts payable, accrued liabilities and other accrued
                  liabilities                                                 221,000          335,000
                                                                         ------------     ------------

              Net cash provided by operating activities                     1,152,000        1,577,000
                                                                         ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale (purchase) of property and equipment, net                           (96,000)         116,000
     Purchase of short-term investments, net                               (1,960,000)      (1,305,000)
     Sale (purchase) of marketable equity securities                          914,000       (2,029,000)
     Change in notes receivable, net                                          112,000          (60,000)
     Purchase of business assets of Regency Printing                               --         (431,000)
     Purchase of Dreamcatcher                                                (560,000)              --
                                                                         ------------     ------------
              Net cash used for investing activities                       (1,590,000)      (3,709,000)
                                                                         ------------     ------------

              Decrease in cash and cash equivalents                          (438,000)      (2,132,000)
                                                                         ------------     ------------

CASH AND CASH EQUIVALENTS, beginning of period                              2,022,000        3,828,000
                                                                         ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                                 $  1,584,000     $  1,696,000
                                                                         ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                                   $    252,000     $    641,000
                                                                         ============     ============

     Equipment acquired under a capital lease                            $         --     $    255,000
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

     In 1999 and 2000, marketable equity securities were purchased to enhance returns on cash funds. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these securities are shown on the balance sheet at market value and unrealized gains (losses) are reflected as a separate component of shareholders equity, net of income tax effects.

     Through fiscal 1999, the Company has principally been engaged in one business segment-the franchising and servicing of business printing centers under the trade name of Insty-Prints(R). As discussed in footnote 2, in January 2000, the Company acquired assets of a supplemental educational services business and formed a new subsidiary, Dreamcatcher Franchise Corporation. Through Dreamcatcher the Company is franchising and servicing learning centers under the trade name Dreamcatcher(R) Direct Instruction Center and has nine operating franchised locations and two corporate locations, all of which were acquired in the asset purchase.

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

3.   SIGNIFICANT INVESTMENTS

     Through a series of purchases during the period from April 24, 2000 to May 1, 2000, IPI, Inc. (the "Company") acquired 1,000,000 shares of common stock of Conseco, Inc. (NYSE: CNC), an Indiana based insurance and financial services company. The Company paid approximately $6,200,000 in total consideration for the 1,000,000 shares, all of which was financed from the working capital of the Company. The Company's total holdings in Conseco, Inc. constitute less than 1% of the approximately 325,264,000 outstanding shares of common stock of Conseco, Inc. The shares were purchased for investment purposes only and the Company has no relationship to Conseco, Inc. other than that of shareholder. All shares were purchased in open market transactions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As of May 31, 2000, the Company, through its wholly-owned subsidiary, Insty-Prints, had 228 franchise locations and operated two Company-owned print businesses and, through Dreamcatcher, had nine franchise locations and two Company-owned locations.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of sales for the periods indicated:

                                                       Quarter Ended      Six Months Ended
                                                           May 31,             May 31,
                                                      ----------------    -----------------
                                                       2000      1999      2000      1998
                                                       ----      ----      ----      ----
Revenues:
  Royalty fees--Insty-Prints                           47.3%     40.3%     43.8%     39.3%
  Sales of printing equipment, supplies & services     26.4      31.7      27.4      33.2
  Sales by company-owned Insty-Prints locations        18.0      12.8      17.8      14.4
  Dreamcatcher--Royalties and fees                      0.7       0.0       0.7       0.0
  Finance and other income                              7.6      15.2      10.3      13.1
                                                      -----     -----     -----     -----

  Total revenues                                      100.0     100.0     100.0     100.0
                                                      -----     -----     -----     -----

Costs and expenses:
  Costs of sales--Printing equipment, supplies &
     services                                          19.0      24.4      20.4      25.2
  Cost of sales--Company-owned Insty-Prints             4.7       4.0       5.2       4.4
  Selling, general and administrative expenses         55.5      40.8      56.8      41.2
  Amortization of goodwill                              2.9       1.9       2.9       2.1
                                                      -----     -----     -----     -----
                                                       82.1      71.1      85.3      72.9

Operating Income                                       17.9      28.9      14.7      27.1

Other income (expense):
  Net gain on sale of securities                       17.9       0.0       9.3       0.0
  Net gain on disposal of assets                        0.2       0.6       0.2       0.3

Income before income taxes                             36.0      29.5      24.2      27.4
Income tax expense                                     14.4      11.8       9.7      11.0
                                                      -----     -----     -----     -----

Net income                                             21.6%     17.7%     14.5%     16.4%
                                                      =====     =====     =====     =====

FOR THE QUARTERS AND SIX MONTHS ENDED MAY 31, 2000 AND 1999

     Revenues. Total revenues for the three months ended May 31, 2000, consisting of royalties, sales of printing equipment, supplies and services, franchise fees and finance and other income, totaled $2,571,000, a decrease of $506,000 or 16.4% compared to the three months ended May 31, 1999. Total revenues for the six months ended May 31, 2000, of $4,965,000 were $615,000 or 11.0% below the six months ended May 31, 1999.

     Royalty revenue decreased to $1,215,000 in the second quarter of 2000 from $1,241,000 in 1999. For the six months ended May 31, 2000, royalty revenue was $2,174,000, a decrease of $21,000 or 0.1% over the same period a year ago. As expected, royalty revenues decreased slightly in both periods of 2000 compared to 1999, due to reduced royalties resulting from the number of franchised locations decreasing to 228 as of May 31, 2000 from 241 as of May 31, 1999. However, this was offset by increased royalties due to increased sales by existing franchise locations.

     Sales of printing equipment, supplies and services for the second quarter of 2000 decreased to $678,000 from $974,000 for 1999, a decrease of 30.4%. For the six months ended May 31, 2000, sales of products were $1,359,000 or 26.6% below the sales of $1,851,000 for the same period a year ago. The decrease in 2000 resulted primarily from reduced sales of copier supplies due to such products now being packaged with equipment lease agreements and reduced sales of printing equipment and direct mail services resulting from decreased demand from franchise owners.

     Finance and other income was $197,000 for the quarter ended May 31, 2000, which is $271,000 or 58% less than the same quarter a year ago. For the six months ended May 31, 2000, finance and other income was $512,000 or 30% less than the $730,000 for the same period a year ago. For the three and six month periods of 2000, the decreased revenues were primarily due to the sale in April 2000 of higher yielding investments of REIT stock and the reinvestments of $6.2 million of liquid funds in a non-dividend paying common stock. Overall, franchise fee revenues are not significant in 2000 or 1999 due to the Company's emphasis during such periods on increasing existing franchise location sales and growth through acquisitions.

     Cost of Sales--Printing Equipment, Supplies and Services. Cost of sales decreased to $489,000 for the second quarter of 2000 from $752,000 for 1999, a decrease of 35% for the quarter. Six-month cost of sales amounts totaled $1,009,000 in 2000, compared to $1,409,000 in 1999, a decrease of $400,000 or
28%. The decrease for both periods of 2000 compared to 1999 is directly related to decreased sales of equipment, copier supplies and direct mail services. Average margins in products and services increased to 25.7% for the six month period of 2000 compared to 23.9% for the six month period ended May 31, 1999 due to the elimination of selling certain low margin products and generally improved margins on a number of other product lines.

     Cost of Sales--Company-owned Insty-Prints Locations. The cost of sales stayed relatively flat for the two periods of 2000 compared to 1999, however, measured as a percentage of sales costs, improved fairly well. For the three month period ended May 31, 2000, the cost of sales were 26.1% of sales compared to 31% for the same period of 1999 and for the six month period ended May 31, 2000 were 29.3% compared to 30.4% for the same period of 1999. Cost of sales percentages improved due to controls and efficiencies adopted at the print locations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,427,000 for the second quarter 2000 compared to $1,256,000 for 1999, an increase of 13.6%. Total expenses for the six months ended May 31, 2000 were $2,821,000 compared to $2,298,000 for 1999, representing a 22.8% increase. Expenses increased due to the investment in new equipment, facilities and staff in company-owned Insty-Prints locations in latter 1999 and Dreamcatcher in January 2000.

     Amortization of Goodwill. Amortization of goodwill increased to $75,000 for the three months ended May 31, 2000 compared to $59,000 for the same period a year ago. For the six months ended May 31, 2000, amortization of goodwill increased to $144,000 compared to $117,000 for the same period a year ago. The increases for both periods resulted from the acquisition of a printing business in April 1999 and Dreamcatcher in January 2000.

     Net Gain on Sale of Securities. During the second quarter ended May 31, 2000, securities held for resale that were originally purchased in 1997 and 1999 were sold at a gain of $461,000. In the six months ended May 31, 1999, there were no security sales.

     Provision for Income Tax. The Company's effective combined federal and state income tax rate is estimated to be 40% for 2000 and was 40% for 1999.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ending May 31, 2000, the Company generated $1,152,000 from operating activities, a decrease of $425,000 from $1,577,000 of funds provided from operating activities for the six month period of 1999. The decrease in funds provided from operating activities was primarily attributable to decreased net income and an increase in prepaids and other.

     The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

     Franchise owners may finance their equipment purchases through a $6,000,000 equipment financing facility established with U. S. Bank (formerly First Bank Systems) by the Company for the benefit of the franchise owners.

This facility is guaranteed by IPI and Insty-Prints, whose contingent liability under this agreement is capped at $2,400,000 annually. A loss reserve of $150,000 is recorded on the balance sheet at May 31, 2000, representing estimated losses on these guarantees, net of equipment value. The aggregate balance outstanding under this facility as of May 31, 2000 was approximately $1,405,000.

     The Insty-Prints' franchise business is not highly seasonal, and franchise owners' sales generally follow overall economic trends. The business is not impacted materially by inflation.

YEAR 2000 COMPLIANCE

     The Company believes its efforts adequately addressed Year 2000 concerns and, as of May 31, 2000, has no reason to believe any internal problems will arise nor does it expect any material Year 2000 problems from its outside vendors or franchise operations. Although the Company believes that no significant Year 2000 matters will arise and have a material impact on its business, financial conditions and results of operations, it cannot assure that all potential Year 2000 issues that may affect the Company have been resolved.

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

Item 4.   Submission of Matters to Vote of Security Holders

          On approximately March 27, 2000, proxy statements were mailed to the holders of record of 4,859,087 shares of common stock to solicit proxies in connection with the Annual Meeting of Shareholders on April 26, 2000. Three proposals, as follows, were submitted and approved by a vote of shareholders.

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

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K                                  Page

          (a)  Exhibits.

               *11  Statement Re: Computation of per share earnings          12
               *27  Financial Data Schedule                                  13

          (b)  Reports on Form 8-K.

               On May 10, 2000, Form 8-K was filed related to a material purchase of common stock of Conseco, Inc. (NYSE:CNC), which was done for investment purposes only.


               -------------------------------
               *Filed herewith


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: July 13, 2000            IPI, Inc.


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