Form 10QSB
period 2000-08-31
IPI INC
filed 2000-10-10
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000.

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

         8091 WALLACE ROAD
         EDEN PRAIRIE, MN 55344
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices)


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

Yes __X__   No _____


         As of October 6, 2000, there were 4,859,087 Common Shares outstanding.

                                    IPI, INC.
                                Table of Contents


                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION

       Item 1.   Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets as of August
                 31, 2000 and November 30, 1999.                            3

                 Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months
                 Ended August 31, 2000 and August 31, 1999.                 4

                 Condensed Consolidated Statements of Cash Flows for
                 the Nine Months Ended August 31, 2000 and August
                 31, 1999.                                                  5

                 Notes to Condensed Consolidated Financial
                 Statements.                                                6


       Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                       8-10



PART II. OTHER INFORMATION

       Item 1.   Legal Proceedings                                          10

       Item 2.   Changes in Securities                                      10

       Item 3.   Defaults Upon Senior Securities                            10

       Item 4.   Submission of Matters to Vote of Security Holders          10

       Item 5.   Other Information                                          11

       Item 6.   Exhibits and Reports of Form 8-K                           11

       Signatures                                                           11

PART I. FINANCIAL INFORMATION
ITEM 1.
                           IPI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  August 31, 2000     November 30,
                                                                    (Unaudited)           1999
                                                                  ---------------     ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                       $  1,187,000     $  2,022,000
     Short-term investments                                             1,452,000        2,590,000
     Marketable equity securities                                      17,075,000        6,504,000
     Trade accounts receivable, net                                     1,290,000        1,371,000
     Current maturities of notes receivable, net of allowance of
         $129,000 and $145,000                                            997,000          964,000
     Inventories                                                          212,000          271,000
     Prepaid expenses and other                                           104,000          107,000
     Deferred income taxes                                                     --          930,000
                                                                     ------------     ------------

         Total current assets                                          22,317,000       14,759,000
                                                                     ------------     ------------

PROPERTY AND EQUIPMENT:
     Property and equipment                                             2,407,000        2,226,000
     Less - Accumulated depreciation                                   (1,268,000)        (980,000)
                                                                     ------------     ------------
         Property and equipment, net                                    1,139,000        1,246,000

NOTES RECEIVABLE, net of current maturities and allowance of
     $596,000 and $656,000                                                648,000          860,000


GOODWILL AND OTHER INTANGIBLES, net                                     3,666,000        3,151,000
                                                                     ------------     ------------

                                                                     $ 27,770,000     $ 20,016,000
                                                                     ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                $    680,000     $    485,000
     Short-term borrowings                                              4,181,000               --
     Accrued compensation                                                 125,000          296,000
     Accrued financing liabilities                                        150,000          150,000
     Deferred revenues                                                    193,000          264,000
     Income taxes payable                                                 126,000          126,000
     Deferred income tax liabilities                                      523,000               --
     Other accrued liabilities                                            387,000          432,000
                                                                     ------------     ------------
         Total current liabilities                                      6,365,000        1,753,000
                                                                     ------------     ------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                       222,000          319,000

SHAREHOLDERS' EQUITY:
     Common Stock, $.01 par value, 15,000,000 shares authorized:
         4,859,000 and 4,734,000 shares issued and outstanding             49,000           47,000
     Additional paid-in capital                                        15,769,000       15,584,000
     Retained earnings                                                  3,554,000        2,682,000
     Unrealized gain (loss) on marketable securities available for
         sale, net of income tax effects                                1,811,000         (369,000)
                                                                     ------------     ------------

         Total shareholders' equity                                    21,183,000       17,944,000
                                                                     ------------     ------------

                                                                     $ 27,770,000     $ 20,016,000
                                                                     ============     ============

       The accompanying notes are an integral part of these consolidated balance sheets.

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                               Three Months Ended               Nine Months Ended
                                                                    August 31,                      August 31,
                                                           --------------------------     --------------------------
                                                               2000           1999            2000           1999
                                                           -----------    -----------     -----------    -----------
REVENUES:
     Royalty fees                                          $ 1,117,000    $ 1,227,000     $ 3,291,000    $ 3,422,000
     Sales of printing equipment, supplies and
         services                                              620,000        692,000       1,979,000      2,543,000
     Sales by company-owned Insty-Prints
         locations                                             408,000        513,000       1,291,000      1,317,000
     Dreamcatcher royalties and fees                            55,000             --          92,000             --
     Finance and other income                                  271,000        323,000         783,000      1,053,000
                                                           -----------    -----------     -----------    -----------

     Total revenues                                          2,471,000      2,755,000       7,436,000      8,335,000
                                                           -----------    -----------     -----------    -----------
COSTS AND EXPENSES:
     Cost of sales--printing equipment, supplies
         and services                                          488,000        511,000       1,497,000      1,920,000
     Cost of sales--company-owned Insty-Prints
         locations                                             128,000        158,000         387,000        403,000
     Selling, general & administrative expenses              1,545,000      1,268,000       4,366,000      3,566,000
     Amortization of goodwill                                   63,000         61,000         207,000        178,000
                                                           -----------    -----------     -----------    -----------

     Total costs and expenses                                2,224,000      1,998,000       6,457,000      6,067,000
                                                           -----------    -----------     -----------    -----------

OPERATING INCOME                                               247,000        757,000         979,000      2,268,000

     Net gain on sale of securities                                 --             --         461,000             --
     Net gain on disposal of assets                              4,000          5,000          13,000         25,000
                                                           -----------    -----------     -----------    -----------
     Income before income taxes                                251,000        762,000       1,453,000      2,293,000
     Income tax expense                                        100,000        305,000         581,000        917,000

NET INCOME                                                 $   151,000    $   457,000     $   872,000    $ 1,376,000
                                                           ===========    ===========     ===========    ===========

BASIC AND DILUTED EARNINGS PER COMMON SHARE                $      0.03    $      0.10     $      0.18    $      0.29
                                                           ===========    ===========     ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON & COMMON SHARE EQUIVALENTS OUTSTANDING

     - BASIC                                                 4,859,000      4,734,000       4,843,000      4,734,000
                                                           ===========    ===========     ===========    ===========
     - DILUTED                                               4,859,000      4,734,000       4,843,000      4,734,000
                                                           ===========    ===========     ===========    ===========

OTHER COMPREHENSIVE INCOME, NET OF TAX (NOTE 1):

     Net Income                                                151,000        457,000         872,000    $ 1,376,000
     Unrealized gain (loss) on marketable securities
         available for sale, net of income tax effects       1,819,000       (292,000)      2,180,000       (440,000)
                                                           -----------    -----------     -----------    -----------

     Total Comprehensive Income                            $ 1,970,000    $   165,000     $ 3,052,000    $   936,000
                                                           ===========    ===========     ===========    ===========

  The accompanying notes are an integral part of these consolidated statements.

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                              August 31,
                                                                    ---------------------------
                                                                        2000            1999
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                     $   872,000     $ 1,376,000
     Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                  399,000         321,000
         Net change in other operating items:
              Trade accounts receivable                                  92,000           5,000
              Inventories                                                72,000         109,000
              Prepaid expenses and other                                (51,000)        (17,000)
              Accounts payable, accrued liabilities and other
                  accrued liabilities                                   (92,000)        124,000
                                                                    -----------     -----------

              Net cash provided by operating activities               1,292,000       1,918,000
                                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Short-term borrowings, net                                       4,181,000              --
     Purchase of property and equipment, net                           (125,000)       (218,000)
     Sale (purchase) of short-term investments, net                   1,138,000      (1,255,000)
     Purchase of marketable equity securities                        (6,939,000)     (2,029,000)
     Change in notes receivable, net                                    178,000         (64,000)
     Purchase of business assets of Regency Printing                         --        (431,000)
     Purchase of Dreamcatcher                                          (560,000)             --
                                                                    -----------     -----------
              Net cash used for investing activities                 (2,127,000)     (3,997,000)
                                                                    -----------     -----------

              Decrease in cash and cash equivalents                    (835,000)     (2,079,000)
                                                                    -----------     -----------

CASH AND CASH EQUIVALENTS, beginning of period                        2,022,000       3,828,000
                                                                    -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                            $ 1,187,000     $ 1,749,000
                                                                    ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                              $   545,000     $ 1,153,000
                                                                    ===========     ===========

     Equipment acquired under a capital lease                       $        --     $   255,000
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

     Through fiscal 1999, the Company has principally been engaged in one business segment-the franchising and servicing of business printing centers under the trade name of Insty-Prints(R). As discussed in footnote 2, in January 2000, the Company acquired assets of a supplemental educational services business and formed a new subsidiary, Dreamcatcher Franchise Corporation. Through Dreamcatcher the Company is franchising and servicing learning centers under the trade name Dreamcatcher(R) Direct Instruction Center and has nine operating franchised locations and one corporate location, all of which were acquired in the asset purchase.

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

3.   SIGNIFICANT INVESTMENTS

     Through a series of purchases during the period from April 24, 2000 to August 30, 2000, IPI, Inc. (the "Company") acquired 1,915,500 shares of common stock of Conseco, Inc. (NYSE: CNC), an Indiana based insurance and financial services company. The Company paid approximately $14,057,000 in total consideration for the 1,915,500 shares, all but $4,181,000 of which was financed from the working capital of the Company. The Company's total holdings in Conseco, Inc. constitute less than 1% of the approximately 325,264,000 outstanding shares of common stock of Conseco, Inc. The shares were purchased for investment purposes only and the Company has no relationship to Conseco, Inc. other than that of shareholder. All shares were purchased in open market transactions.

     From time to time, the Company has invested and may invest in other businesses or companies other than its core businesses of franchising and operating fast turnaround business printing operations and franchising learning centers. Although the Company has invested in other businesses or companies, the Company does not intend to become an investment company and intends to remain primarily an operating company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     As of August 31, 2000, the Company, through its wholly owned subsidiary, Insty-Prints, had 223 franchise locations and operated two Company-owned print businesses and, through Dreamcatcher, had nine franchise locations and one Company-owned location.


RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of sales for the periods indicated:

                                                               Quarter Ended     Nine Months Ended
                                                                 August 31,         August 31,
                                                              --------------     -----------------
                                                              2000      1999      2000      1998
                                                              ----      ----      ----      ----
Revenues:
  Royalty fees--Insty-Prints                                  45.2%     44.5%     44.3%     41.1%
  Sales of printing equipment, supplies & services            25.1      25.1      26.6      30.5
  Sales by company-owned Insty-Prints locations               16.5      18.6      17.4      15.8
  Dreamcatcher--Royalties and fees                             2.2       0.0       1.2       0.0
  Finance and other income                                    11.0      11.8      10.5      12.6
                                                             -----     -----     -----     -----

  Total revenues                                             100.0     100.0     100.0     100.0
                                                             -----     -----     -----     -----
Costs and expenses:
  Costs of sales--Printing equipment, supplies & services     19.7      18.6      20.1      23.0
  Cost of sales--Company-owned Insty-Prints                    5.2       5.7       5.2       4.8
  Selling, general and administrative expenses                62.6      46.0      58.7      42.8
  Amortization of goodwill                                     2.5       2.2       2.8       2.2
                                                             -----     -----     -----     -----
                                                              90.0      72.5      86.8      72.8

Operating Income                                              10.0      27.5      13.2      27.2
Other income (expense):
  Net gain on sale of securities                               0.0       0.0       6.2       0.0
  Net gain on disposal of assets                               0.2       0.2       0.2       0.3

Income before income taxes                                    10.2      27.7      19.6      27.5
Income tax expense                                             4.0      11.1       7.8      11.0
                                                             -----     -----     -----     -----

Net income                                                     6.2%     16.6%     11.8%     16.5%
                                                             =====     =====     =====     =====


FOR THE QUARTERS AND NINE MONTHS ENDED AUGUST 31, 2000 AND 1999

     Revenues. Total revenues for the three months ended August 31, 2000, consisting of royalties, sales of printing equipment, supplies and services, franchise fees and finance and other income, totaled $2,471,000, a decrease of $284,000 or 10.3% compared to the three months ended August 31, 1999. Total revenues for the nine months ended August 31, 2000, of $7,436,000 were $899,000 or 10.8% below the nine months ended August 31, 1999.

     Royalty revenue decreased to $1,117,000 in the third quarter of 2000 from $1,227,000 in 1999. For the nine months ended August 31, 2000, royalty revenue was $3,291,000, a decrease of $131,000 or 3.8% over the same period a year ago. As expected, royalty revenues decreased in both periods of 2000 compared to 1999, due to reduced royalties resulting from the number of franchised locations decreasing to 223 as of August 31, 2000 from 236 as of August 31, 1999. However, this was offset by increased royalties due to increased sales by existing franchise locations.

     Sales of printing equipment, supplies and services for the third quarter of 2000 decreased to $620,000 from $692,000 for 1999, a decrease of 10.4%. For the nine months ended August 31, 2000, sales of products were $1,979,000 or 22.1% below the sales of $2,543,000 for the same period a year ago. The decrease in 2000 resulted primarily from reduced sales of copier supplies due to such products now being packaged with equipment lease agreements and reduced sales of printing equipment and direct mail services resulting from decreased demand from franchise owners.

     Finance and other income was $271,000 for the quarter ended August 31, 2000, which is $52,000 or 16.1% less than the same quarter a year ago. For the nine months ended August 31, 2000, finance and other income was $783,000 or 25.6% less than the $1,053,000 for the same period a year ago. For the three and nine month periods of 2000, the decreased revenues were primarily due to the sale in April 2000 of higher yielding investments of REIT stock and the reinvestments of $9.9 million of liquid funds in a non-dividend paying common stock. Overall, franchise fee revenues are not significant in 2000 or 1999 due to the Company's emphasis during such periods on increasing existing franchise location sales and growth through acquisitions.

     Cost of Sales--Printing Equipment, Supplies and Services. Cost of sales decreased to $488,000 for the third quarter of 2000 from $511,000 for 1999, a decrease of 4.5% for the quarter. Nine month cost of sales amounts totaled $1,497,000 in 2000, compared to $1,920,000 in 1999, a decrease of $423,000 or
22%. The decrease for both periods of 2000 compared to 1999 is directly related to decreased sales of equipment, copier supplies and direct mail services. Average margins in products and services remained level at 24.4% for the nine month period of 2000 compared to 24.5% for the nine month period ended August 31, 1999.

     Cost of Sales--Company-owned Insty-Prints Locations. The cost of sales stayed relatively flat for the two periods of 2000 compared to 1999 measured as a percentage of sales costs. For the three month period ended August 31, 2000, the cost of sales were 31.4% of sales compared to 30.8% for the same period of 1999 and for the nine month period ended August 31, 2000 were 30% compared to 30.6% for the same period of 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,545,000 for the third quarter 2000 compared to $1,268,000 for 1999, an increase of 21.8%. Total expenses for the nine months ended August 31, 2000 were $4,366,000 compared to $3,566,000 for 1999, representing a 22.4% increase. Expenses increased due to the investment in new equipment, facilities and staff in company-owned Insty-Prints locations in latter 1999 and Dreamcatcher in January 2000.

     Amortization of Goodwill. Amortization of goodwill increased to $63,000 for the three months ended August 31, 2000 compared to $61,000 for the same period a year ago. For the nine months ended August 31, 2000, amortization of goodwill increased to $207,000 compared to $178,000 for the same period a year ago. The increases for both periods resulted from the acquisition of a printing business in April 1999 and Dreamcatcher in January 2000.

     Net Gain on Sale of Securities. During the nine month period ended August 31, 2000, securities held for resale that were originally purchased in 1997 and 1999 were sold at a gain of $461,000. This sale occurred in the second quarter of 2000. In the nine months ended August 31, 1999, there were no security sales.

     Provision for Income Tax. The Company's effective combined federal and state income tax rate is estimated to be 40% for 2000 and was 40% for 1999.


LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ending August 31, 2000, the Company generated $1,292,000 from operating activities, a decrease of $626,000 from $1,918,000 of funds provided from operating activities for the nine month period of 1999. The decrease in funds provided from operating activities was primarily attributable to decreased net income, reductions in accounts payable and accrued expenses, an increase in prepaids and other, offset by reduced trade accounts receivable.

     The Company has no bank debt or credit facility, however, during the quarter ended August 31, 2000, incurred margin debt of $4,181,000 to support an equity investment (see Note 1). Operations are funded from cash generated by the business.

     Franchise owners have been able to finance their equipment purchases through a $6,000,000 equipment financing facility established with U. S. Bank (formerly First Bank Systems) by the Company for the benefit of the franchise owners. This facility is guaranteed by IPI and Insty-Prints, whose contingent liability under this agreement is capped at $2,400,000 annually. A loss reserve of $150,000 is recorded on the balance sheet at August 31, 2000, representing estimated losses on these guarantees, net of equipment value. The aggregate balance outstanding under this facility as of August 31, 2000 was approximately $1,256,000. Effective in the quarter ended August 31, 2000, this credit facility was closed to new transactions.

     The Insty-Prints' franchise business is not highly seasonal, and franchise owners' sales generally follow overall economic trends. The business is not impacted materially by inflation.


CORPORATE STRUCTURE

     From time to time, the Company has invested and may invest in other businesses or companies other than its core businesses of franchising and operating fast turnaround business printing operations and franchising learning centers. Although the Company has invested in other businesses or companies, the Company does not intend to become an investment company and intends to remain primarily an operating company.


YEAR 2000 COMPLIANCE

     The Company believes its efforts adequately addressed Year 2000 concerns and, as of August 31, 2000, has no reason to believe any internal problems will arise nor does it expect any material Year 2000 problems from its outside vendors or franchise operations. Although the Company believes that no significant Year 2000 matters will arise and have a material impact on its business, financial conditions and results of operations, it cannot assure that all potential Year 2000 issues that may affect the Company have been resolved.


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

           Not applicable

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K                                 Page

           (a)  Exhibits.

                *11   Statement Re: Computation of per share earnings        12
                *27   Financial Data Schedule                                13

           (b)  Reports on Form 8-K.

                On July 17, 2000, Form 8-K was filed related to a material purchase of common stock of Conseco, Inc. (NYSE:CNC), which was done for investment purposes only.


                ----------------------------
                *Filed herewith


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: October 9, 2000          IPI, Inc.


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