Form 10KSB
period 2000-11-30
IPI INC
filed 2001-02-22
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000.

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

         Issuer's revenues for its most recent fiscal year.  $9,294,000.
                                                            ------------

         As of February 16, 2001, 4,859,087 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based on the closing sales price of these shares on the Amex) held by non-affiliates was approximately $6,692,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
         A copy of the Company's definitive proxy statement for its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of November 30, 2000, is incorporated into part II of this Form 10-KSB.

         Transitional Small Business Disclosure Format: Yes ___ No _X_

                                    IPI, INC.
                            FORM 10-KSB ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

                                Table of Contents
PART I                                                                      PAGE
                                                                            ----
     Item 1.   Description of Business.                                        3
     Item 2.   Description of Properties.                                      6
     Item 3.   Legal Proceedings.                                              7
     Item 4.   Submission of Matters to a Vote of Security Holders.            7

PART II

     Item 5.   Market For Common Equity and Related Stockholder Matters.       7
     Item 6.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.                                    7
     Item 7.   Financial Statements.                                          12
     Item 8.   Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure                                     27

PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons,
                 Compliance With Section 16(a) of the Exchange Act.           27
     Item 10.  Executive Compensation.                                        27
     Item 11.  Security Ownership of Certain Beneficial Owners and
                 Management.                                                  27
     Item 12.  Certain Relationships and Related Transactions.                27
     Item 13.  Exhibits and Reports on Form 8-K.                              28

SIGNATURES                                                                    29

                           IPI, INC. AND SUBSIDIARIES
                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL
     IPI, Inc. (the Company), a Minnesota corporation, was incorporated in 1983 to acquire 100% of the stock of Insty-Prints, Inc. (Insty-Prints). Insty-Prints is a wholly owned subsidiary of the Company. The Company, through 221 franchised and corporate-owned locations with the "Insty-Prints" trade name, offers full-service business printing, focusing on the fast-turnaround market. The Company's franchise owners provide a wide variety of services primarily to business customers, ranging from the printing of simple business cards to full color brochures. The Company's growth strategy has included acquisitions. In March 1994, the Company acquired all the outstanding stock of The Printhouse Express, Inc. (Printhouse) from a franchisor of full service business printing centers, primarily in the Washington D.C. area. Printhouse had 19 locations when acquired, all of which subsequently converted to Insty-Prints stores. Effective November 30, 1994, Printhouse was merged into Insty-Prints. In June 1995, the Company acquired the franchise contracts and certain notes receivable of Copy Boy Corporation (Copy Boy), a franchisor of 21 fast-turnaround business printing locations in the Phoenix and Tucson markets. All 21 Copy Boy stores subsequently converted to new Insty-Prints 20-year franchise contracts. In April 1999, the Company initiated a strategy to acquire and directly operate company-owned Insty-Prints locations through the purchase of Regency Printing in Dallas, Texas. As of November 30, 2000, the Company had two company-owned Insty-Prints locations in Dallas, Texas and Charlotte, North Carolina. However, the operation of the Dallas location has not met management expectations and it will be closed in early 2001. A charge of $840,000 was recorded as of November 30, 2000 to recognize the associated costs.

     In January 2000, the Company acquired substantially all the assets of Dreamcatcher Franchise Corporation and Dreamcatcher Learning Centers, Inc. Dreamcatcher Franchise Corporation (DFC) franchises the establishment, development and operation of facilities providing supplemental private education services to people of all ages using personalized assessments with direct instruction in reading, writing, spelling, math, algebra, study skills, G.E.D. preparation and college preparation. The acquisition included 10 operating franchise locations; 14 contracted, but unopened franchise locations; and three operating learning centers. In January 2001, DFC changed its name to Change of Mind Learning Systems, Inc. (Change of Mind Learning). The Company's intent is to build and develop a national franchise network of learning centers under the Change of Mind Learning marks. The existing franchises are operating under the Dreamcatcher marks.

QUICK PRINT INDUSTRY
     Industry sources estimate that the quick printing industry consists of approximately 30,000 business locations nationwide. Of all quick printing locations, only approximately 4,700 are franchised, according to International Franchise Association information. Aggregate demand for fast turnaround business printing has increased in recent years due to significant advances in printing and copying technology, expanded services offered and the reduction of in-house printing operations. Desktop publishing, the Internet and digital pre-press technology have allowed quick printers to quickly and easily obtain customers' electronic originals and produce smaller copying and printing runs economically, shifting demand from commercial printers to fast turn-around business printers. As a result, small businesses, which previously could not afford or attract the services of a large commercial printer, can now utilize the services of quick printers on a cost-effective basis. These advances in technology have also resulted in an expanded array of services offered by quick printing locations, attracting new customers and increasing sales to existing customers. In addition, corporate downsizing in the 1990's has eliminated many internal printing functions, thereby increasing the demand for external printing operations.

BUSINESS PRINTING SERVICES
     An Insty-Prints franchise location provides a wide array of services, including graphic design, typesetting, desktop publishing, color printing, high volume and color copying, and bindery. Insty-Prints franchise owners' target customers are small to medium sized businesses, departments of larger businesses, and in-house printing operations. Insty-Prints franchise owners provide their customers with fast turn-around, high quality service on short run printing and copying (normally between 2,000 and 5,000 copies) and smaller format printing and copying (which includes documents up to 11 inches by 17 inches in size). Services provided may include the production of business cards, business stationery, envelopes, business forms, brochures, pamphlets, manuals and overhead color transparencies. In addition, Insty-Prints utilizes digital transfer technology, which allows customers to deliver completed documents by means of diskette or modem for printing or reproduction at a franchise location. Typically, approximately 70% of revenues in any given location are derived from printing and copying services and the remaining revenues are derived from graphic design, binding and other services.

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

     As of December 31, 2000, the Company had two corporate stores and 186 separate Insty-Prints franchise owners that operated 219 print center locations. The average revenues per location for those reporting for the full calendar year ended December 31, 2000 were approximately $573,000. No single location, and no single franchise owner, accounted for more than 5% of all system revenues for the calendar year ended December 31, 2000.

     In late 1996, the Company sold and executed a Master Franchise Agreement
(MFA) with a business covering the entire country of Poland. A new MFA was executed on March 8, 2000, which provided for a development schedule of store openings. The first Insty-Prints location under the Poland MFA opened in February 1997 and the second location opened in November 2000.

FRANCHISING -- INSTY-PRINTS
     The Company is a franchisor of business printing centers, which use the "Insty-Prints" name and business systems. The franchise owners all sign agreements with the Company, typically 20 years in length, which detail the terms of the relationship. Terms include the definition of exclusive territories; reporting requirements to the Company; fees such as royalties, franchise fees and training and development fees; terminations; a covenant not to compete; and other matters.

     Although not required under the terms of the franchise agreement, the Company currently emphasizes franchise support in many ways to assist the owners to conduct successful printing operations. The areas of support include:

         Business-to-Business Advertising and Marketing. Insty-Prints encourages franchise owners to conduct local market advertising through a cooperative advertising program known as the Advertising Fund. Under this program, each franchise owner is reimbursed for 50% of qualified advertising expenditures up to a maximum of 70% of such owner's annual contribution to the Advertising Fund. The Advertising Fund is funded by each franchise owner contributing 2% of its monthly gross revenues up to a maximum of $15,240 per calendar year. Insty-Prints develops and creates, on behalf of the Advertising Fund, a variety of in-store promotional materials and identity signage, radio spots, newspaper advertisements and telemarketing programs that individual franchise owners can use.

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

         Training. The Company strives to provide franchise owners with up-to-date educational materials and training support. Upon opening a new store, each franchise owner attends a comprehensive training program provided by Insty-Prints. Included in this initial training, representatives from the Company assist each new owner in developing a one-year business plan and provide on-site support during the first week in business. To assist all franchise owners in keeping up-to-date on all current industry and technology changes, Insty-Prints sends out newsletters, technical bulletins, educational materials, conducts ongoing training sessions at its corporate headquarters and at six annual regional meetings and provides seminars and workshops as part of a three-day national convention.

         Support Services. Insty-Prints provides ongoing support to its franchise owners through periodic contact by field representatives, by telephone, e-mail and in-store visits. Representatives are available to consult with franchise owners on specific technical questions regarding financing, advertising, marketing support, credit and collection issues, direct mail, hardware and software, equipment, insurance and store systems.

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

         Equipment Financing. The Company and Insty-Prints have guaranteed certain loans made by U.S. Bank Business Finance Corporation to individual franchise owners for the purchase or lease of certain capital equipment. Effective in April 2000, this financing relationship was terminated as it relates to future financing.

COMPETITION -- INSTY-PRINTS
     Insty-Prints franchise owners experience competition within their market area with respect to price, service, location and quality. In the Company's view, the principal competitors are copy shops, quick printers (both independent and franchised), commercial printers, in-house printing operations within large companies and, occasionally, equipment vendors. Printing sales are typically based on an ongoing relationship between the customer and a provider the customer trusts to meet its expectations. Therefore, the Company believes that customer service, sales abilities, production capabilities and sensitivity to customer deadlines are critical elements to success.

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

TRADEMARKS, SERVICE MARKS AND COPYRIGHTS -- INSTY-PRINTS
     The Company has 13 trademark and service mark registrations on its product names from the United States Patent and Trademark Office. In addition, Insty-Prints holds three copyrights on various advertising and instructional materials. With the exception of the registration of the trademark "Insty-Prints" with the state of Minnesota, none of the above marks are registered with any state. There are no agreements currently in effect which significantly limit the rights of the Company to use or license the use of such trademarks, service marks, trade names, logotypes or other commercial symbols (Marks) in any manner material to a franchise owner.

SUPPLEMENTAL PRIVATE EDUCATION SERVICES
     The market for supplemental private educational services has seen dramatic growth over recent years. The Company expects this growth to continue as state testing results continue to point out a significant need for supplemental learning and the federal government continues to expand its focus on education. The segment that Change of Mind Learning serves is made up of two national organizations (Sylvan Learning Systems, Inc. and Huntington Learning Centers) and many smaller multi or single location businesses.

     A franchised Change of Mind Learning center provides private education services to learners of all ages using personalized assessments with direct instruction in reading, writing, spelling, math and study skills. The business targets students in kindergarten through twelfth grade, home school learners and adults.

     A typical location is owner-operated and has two full time staff as well as part-time instructors. Change of Mind Learning recommends that the business locate in high visibility, retail locations, such as strip malls, with location size of 1,500-1,800 square feet. The cost to a prospective owner to open a Change of Mind Learning center ranges from $98,000 to $165,000.

FRANCHISING -- CHANGE OF MIND LEARNING
     Change of Mind Learning is a franchisor and operator of private supplemental learning services, which use its name and business systems. The franchise owners all sign agreements with Change of Mind Learning, typically for ten-year terms, which detail the terms of the relationship. Terms include the definition of exclusive territories; reporting requirements; fees such as royalties, franchise fees and training and development fees; terminations; a covenant not to compete; and other matters.

         Support Services. Change of Mind Learning assists in the selection of sites for the franchised business and provides extensive training to prepare the franchisee to open and operate the learning center. A comprehensive operations manual is provided supporting all facets of operating the business as well as providing proprietary software to manage and account for business activities. Additionally, ongoing support is provided by field representatives through periodic contact by telephone, email and on-site visits. Representatives are available to consult with the franchise owners on specific technical educational matters, marketing, store systems and most other business issues.

COMPETITION -- CHANGE OF MIND LEARNING
     Franchise owners face competition within their market areas from nationally known learning center businesses as well as local independent providers of such services. Competitive factors include location, product offerings, quality of services and pricing. The services provided by Change of Mind Learning are comparable to those offered by the national providers of supplemental private learning services.

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

EMPLOYEES
     As of November 30, 2000, the Company had 30 full-time corporate employees and 26 employees in the company-owned print and learning centers. This includes 10 employees in the Dallas print business being closed in the first part of 2001. The Company believes that its relations with its employees are satisfactory.


ITEM 2. DESCRIPTION OF PROPERTIES.

     The Company moved its headquarters in August 2000 to an 18,404 square foot office/warehouse facility in Eden Prairie, Minnesota, which it leases. The lease term expires July 31, 2005 with current annual base rent payments of $221,112.

     As of November 30, 2000, the Company leases facilities for two company-owned print centers and a learning center in Colorado, as follows:

         Location          Size of Store   Lease Expiration   Base Lease Payment
         --------          -------------   ----------------   ------------------
         Dallas, TX        14,136 sq ft        10/31/02        $80,148 annually
         Charlotte, NC      7,885 sq ft        08/01/04        $87,000 annually
         Fort Collins, CO     875 sq ft        05/31/02        $8,531 annually

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

     None.


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

                                   Fiscal 2000               Fiscal 1999
                                   Common Stock              Common Stock
              Quarter          High Bid     Low Bid      High Bid     Low Bid
              -------          --------     -------      --------     -------
              First              $3.00       $2.25         $3.69       $3.25
              Second             $3.25       $2.00         $3.69       $2.63
              Third              $3.50       $2.25         $3.38       $2.06
              Fourth             $2.88       $2.06         $2.75       $2.31

     No dividends have been paid on the Common Stock since the Company's June 1994 public offering. The Company currently intends to retain earnings for use in operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

     The last reported sales price as of February 16, 2001 of the Company's Common Stock was $4.00. As of February 16, 2001, there were approximately 300 holders of record of Common Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
     As of December 31, 2000, the Company's wholly owned subsidiary, Insty-Prints, had 219 franchises and two Company-owned stores and the Company's wholly owned subsidiary, Change of Mind Learning Systems, Inc. (formerly Dreamcatcher Franchise Corporation), had nine franchised locations and one company-owned location.

RESULTS OF OPERATIONS
     The following table sets forth certain consolidated statement of operations data as a percentage of sales for the periods indicated:

                                                                 Fiscal Year Ended November 30,
                                                                 ------------------------------
                                                                2000          1999         1998
                                                                ----          ----         ----
REVENUES
  Insty-Prints royalties and franchise fees                     48.0%         45.0%        41.8%
  Printing equipment, supplies and services                     27.9          31.8         36.6
  Company-owned print locations                                 18.1          17.7         15.5
  Change of Mind Learning royalties and other income             1.2           0.0          0.0
  Note interest and other income                                 4.8           5.5          6.1
                                                               -----         -----        -----
     Total Revenues                                            100.0         100.0        100.0
                                                               -----         -----        -----

COSTS AND EXPENSES
  Insty-Prints franchise operations:
     Cost of sales                                              20.8          23.9         28.8
     Selling, general and administrative expenses               34.9          32.4         30.4
     Amortization of goodwill and other intangibles              2.3           2.3          2.1
                                                               -----         -----        -----
                                                                58.0          58.6         61.3
  Company-owned print locations:
     Cost of sales                                               5.4           5.5          5.1
     Selling, general and administrative expenses               19.9          14.8          9.6
     Charge for store closing                                    9.0           0.0          0.0
     Amortization of goodwill and other intangibles              0.2           0.1          0.0
                                                               -----         -----        -----
                                                                34.5          20.4         14.7
  Change of Mind Learning franchise operations:
     Cost of sales                                               0.3           0.0          0.0
     Selling, general and administrative expenses                8.9           0.0          0.0
     Amortization of goodwill and other intangibles              0.5           0.0          0.0
                                                               -----         -----        -----
                                                                 9.7           0.0          0.0

OPERATING INCOME (LOSS)                                         (2.2)         21.0         24.0
  Other income (expense):
     Interest and dividends on investments                       4.6           7.6          5.6
     Interest expense on margin loans                           (1.3)          0.0          0.0
     Net gain on disposal of securities and other assets         5.2           0.3          0.0
                                                               -----         -----        -----
                                                                 8.5           7.9          5.6
                                                               -----         -----        -----

INCOME BEFORE INCOME TAX                                         6.3          28.9         29.6

INCOME TAX EXPENSE                                               2.5          11.6         11.0
                                                               -----         -----        -----

NET INCOME                                                       3.8%         17.3%        18.6%
                                                               =====         =====        =====

FISCAL YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998
REVENUES
     Total revenues, consisting of royalty and franchise fees, sales of printing equipment supplies and services, company-owned print and learning center locations, and note interest and other income were $9,294,000 in 2000, compared to $10,278,000 in 1999 and $10,886,000 in 1998. Revenues have been decreasing each year primarily as a result of reduced sales of printing equipment, supplies and services, which is more fully discussed below.

     Insty-Prints royalty and franchise fee revenue decreased 3.5% to $4,463,000 in 2000 from $4,626,000 in 1999. Royalties for 1998 were $4,545,000, resulting in an annual increase of 1.8% in 1999 compared to 1998. Royalty decreases in 2000 over 1999 were primarily attributable to unexpected collections of royalties in 1999 on a franchisee's previously unreported sales and from reduced number of franchised locations, offset by increased year over year sales by continuing franchisees. Calendar year average annualized sales per location open and reporting for the complete 12-month period were $573,000 for 2000, $551,000 for 1999 and $521,000 for 1998. As of December 31, 2000, there were 221 franchise and company-owned locations compared to 236 as of December 31, 1999 and 253 as of December 31, 1998. The reduced number of franchise locations in 2000 compared to 1999 and 1998 resulted mostly from the closing of under-performing stores. With the continued consolidation in the printing industry, it is expected that royalty revenues will decrease approximately 5% in the year 2001 compared to 2000. Franchise fee revenues were not significant in 2000, 1999 or 1998 due to the Company's emphasis on growth through acquisitions and increasing existing franchise location sales rather than seeking to add new locations by sales of new franchises.

     Sales of printing equipment, supplies and services were $2,590,000 in 2000 compared to $3,269,000 in 1999, a decrease of 20.8%, and were $3,982,000 in 1998, a decrease of 17.9% between 1999 and 1998. For 2000 and 1999, the decrease in sales resulted primarily from decreased sales of printing equipment, decreased sales of direct mail services and reduced sales of copier supplies. Printing equipment sales decreased primarily as a result of increased competition, direct mail services sales were down due to the decrease in the number of franchise locations; copier supplies were less due to increased competition, particularly from equipment manufacturers packaging supplies with leases on equipment. Sales revenues for 2001 are expected to decrease about 8% from 2000, as a result of competitive factors and an expected decrease in the number of franchise locations.

     The four largest sale items in printing equipment, supplies and services over the past three years as a percent of total sales were as follows:

                                         2000        1999         1998
                                         ----        ----         ----
               Direct Mail               34.1%       33.4%        30.6%
               Copier Supplies           28.5        29.3         27.6
               Packaging                 16.4        12.4         10.9
               Pressroom Supplies         8.8         8.1          6.8
               Other                     12.2        16.8         24.1
                                        -----       -----        -----
                                        100.0%      100.0%       100.0%
                                        =====       =====        =====

     Company-owned print location sales were $1,680,000 in 2000, which was 7.8% less than the $1,822,000 sales for 1999. Sales in 1998 were $1,694,000, resulting in a 7.6% increase in 1999. Sales in 2000 were less than 1999 due to decreased sales at one location as a result of losing business from a large customer and other factors. Sales were higher in 1999 over 1998 due to the acquisition of a print business in April 1999, which was offset somewhat by the sale of a smaller print business in March 1999.

     Change of Mind Learning royalty fees and other income of $116,000 were recorded only in fiscal 2000 as the business started operations in January 2000.

     Note interest and other income was $445,000 in 2000 compared to $561,000 in 1999, a decrease of 20.7% in 2000 and was $665,000 in 1998. Note interest and other income decreased in 2000 and in 1999 over 1998 due to a decreasing portfolio of loans to Insty-Prints franchisees. In 1998, the Company ceased making equipment loans and thus the outstanding loans have continued to drop. Net notes receivable from franchisees was $1,460,000 and $1,824,000 on November 30, 2000 and 1999, respectively.

INSTY-PRINTS FRANCHISE OPERATIONS--COST OF SALES
     Cost of sales were $1,935,000 in 2000 compared to $2,458,000 in 1999, a decrease of 21.3%, and were $3,134,000 for 1998, resulting in a 21.6% decrease in 1999. The decrease in the comparative fiscal years was directly related to the reduced level of the sales of printing equipment, copier supplies and direct mail services. Margins on the sales of products and services were 25.3% in 2000, 24.8% in 1999 and 21.3% in 1998. The increased margins in 2000 and 1999 were due to a higher percentage of sales on high margin products and services and reduced sales of low margin products.

INSTY-PRINTS FRANCHISE OPERATIONS--SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses were $3,244,000 in 2000 compared to $3,330,000 in 1999, a decrease of 2.6%, and were $3,308,000 in 1998, an increase of 0.7% in 1999. The decrease in expenses in 2000 compared to 1999 resulted from the reduction in staff, along with the allocation of approximately $88,000 of expenses to Change of Mind Learning, which was offset by general inflationary increases. The increases in 1999 expenses resulted from normal compensation and general inflationary increases for other operating costs, which was offset by the consolidation of two staff positions.

COMPANY-OWNED PRINT LOCATIONS--COST OF GOODS SOLD
     Cost of sales were $504,000 in 2000 compared to $568,000 in 1999, a decrease of 11.3% and were $550,000 in 1998, resulting in a 3.3% increase in 1999. The decrease in cost of goods sold in 2000 was attributable to the reduced level of sales. The increase in cost of goods sold in 1999 was directly related to increased sales of printing and related services. Gross margins were 70% in 2000, 68.9% in 1999 and 67.5% in 1998. The continued increase in margins resulted primarily from improvements in production management and increased pricing of certain products and services.

COMPANY-OWNED PRINT LOCATIONS--SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses were $1,848,000 in 2000 compared to $1,523,000 in 1999, an increase of 21.3% and were $1,048,000 in 1998, reflecting an increase of 45.3% in 1999. Expenses increased in 2000 due primarily to the investment in new equipment, facilities and staff to position the businesses for future growth.

CHANGE OF MIND LEARNING FRANCHISE OPERATIONS
     Cost of goods sold and selling, general and administrative expenses for Change of Mind Learning are reflected only for the fiscal period 2000 as the business was started in January 2000. The significant level of selling, general and administrative expenses compared to revenues reflects the start-up and development costs related to initiating a new business.

OTHER INCOME (EXPENSE)
     Interest and dividends on investments were $424,000 in 2000, a decrease of 46% compared to 1999 and were $611,000 in 1998, resulting in an increase of 28% for 1999. Interest and dividends decreased in 2000 due to the sale in January of high yielding dividend stock and the reinvestment of essentially all liquid funds in a non-dividend paying common stock. In 1999, interest income increased compared to 1998 due to a higher level of investment funds and the investment of funds in higher yielding securities that carried a higher risk.

     In fiscal year 2000, interest expense on margin accounts resulted from borrowed funds used to purchase common stock on margin.

     Net gain on disposed securities and other assets of $480,000 compared to $26,000 in 1999 resulted from the gain of $461,000 recognized on the sale of common stock held for resale in January 2000.

INCOME TAX EXPENSE
     The Company's effective combined federal and state income tax rate was 40% in 2000 and 1999 and 37% in 1998. The Company paid federal and state income taxes totaling $592,000 in 2000, $1,430,000 in 1999 and $1,141,000 in 1998.

LIQUIDITY AND CAPITAL RESOURCES
     During fiscal year 2000, the Company generated $1,479,000 of cash from operating activities, compared to $2,214,000 in fiscal 1999 and $2,359,000 in fiscal 1998. The reduced cash generated from operating activities in 2000 compared to 1999 resulted primarily from net income being $1,432,000 less in 2000 compared to 1999. For fiscal year 2000, cash was used to purchase marketable equity securities, additionally, short-term investments were sold and short-term borrowings were incurred to purchase marketable equity securities. The Company also used $560,000 in 2000 to acquire the business assets of a learning center business. For fiscal year 1999, cash was principally used to fund the purchase of short-term investments, marketable equity securities and the Company acquired a print business resulting in a cash outlay of $431,000.

     Through a series of purchases during the period from April 24, 2000 to September 25, 2000, the Company acquired 2,175,500 shares of common stock of Conseco, Inc. (NYSE: CNC), an Indiana based insurance and financial services company. The Company paid approximately $16,261,000 in total consideration for the 2,175,500 shares, all but $4,438,000 of which was financed from the working capital of the Company. The Company's total holdings in Conseco, Inc. constitute less than 1% of the approximately 325,264,000 outstanding shares of common stock of Conseco, Inc. The shares were purchased for investment purposes only and the Company has no relationship to Conseco, Inc. other than that of shareholder. All shares were purchased in open market transactions.

     In January 2001, subsequent to the fiscal year end 2000, the Company sold 814,800 shares of its holdings in Conseco, Inc. common stock and realized proceeds of $13,319,000 for a pre-tax gain of approximately $7,229,000. The after-tax gain will be approximately $4,337,000 or $0.89 per share. About $4,500,000 of the proceeds from the sale will be used to pay off all margin loans incurred when these shares were purchased. After this sale, the Company holds a total of 1,360,700 shares of Conseco, Inc. common stock at a cost of approximately $10,171,000.

     Management believes the current cash, short-term and marketable equity investment balances as well as future cash flow from operations should be sufficient to fund future growth and other ongoing operational needs.

     The Company has no bank debt or credit facility; however, it has incurred margin debt of approximately $4,438,000 to fund the purchase of marketable equity securities. Interest rates on margin loans are variable and ranged from 7.125% to 8.5% to during fiscal year 2000. Operations are funded from cash generated by the business.

     Certain franchise owners have financed their equipment purchases through a $6,000,000 equipment financing facility established with U.S. Bank Business Finance Corporation by Insty-Prints for the benefit of the franchise owners. However, future use of this financing program was terminated in April 2000. This facility is guaranteed by the Company and Insty-Prints, whose contingent liability under this agreement is the lesser of the outstanding balance or $2,400,000. A loss reserve of $145,000 is recorded on the balance sheet at November 30, 2000, representing estimated losses on this guarantee. The aggregate balance outstanding under this facility as of November 30, 2000 was $1,046,000.

YEAR 2000 COMPLIANCE
     The Company developed and implemented a plan to achieve Year 2000 compliance. To date, all computer and related electronic systems and services have functioned appropriately with no interruptions to normal business functions and no apparent issues have arisen from vendors providing products and services. Total costs associated with the Year 2000 compliance project were approximately $20,000 in 1999 and $16,000 in 1998.

     The Company provided its franchisees an assessment guide in October 1998, which served as a step-by-step planning document for their use addressing Year 2000 compliance. Most of the primary equipment used by franchisees is not date sensitive nor does it contain embedded chips. To date, no Year 2000 issues have been brought to our attention by franchisees.

     The Company believes its efforts adequately addressed its Year 2000 concerns and, as of February 16, 2001, has no reason to believe any internal problems will arise nor does it expect any material Year 2000 problems from its outside vendors or franchise operations. Although the Company believes that no significant Year 2000 matters will arise and have a material impact on its business, financial conditions and results of operations, it cannot assure that all potential Year 2000 issues that may affect the Company have been resolved.

FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on management's goals, estimates, assumptions and projections. Actual results and events could differ materially from those projected, anticipated or implicit in the forward-looking statements as a result of certain risk factors. These factors include, but are not limited to, increased competition from other business printing centers, reduced demand for printed media, lack of experience in the supplemental private education market, increased competition from other providers of educational services, greater start-up costs than expected and other factors of which the Company is unaware at this time. If any of these risks were to materialize, royalty revenue from franchised locations and sales of products to such locations by the Company would be reduced, thus reducing revenue and profits.

     The preceding discussion of financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere herein.


ITEM 7. FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                  PAGE
                                                                            ----
     Report of Independent Public Accountants                                13
     Consolidated Balance Sheets as of November 30, 2000 and 1999            14
     Consolidated Statements of Operations for Each of the Three Years in
         the Period Ended November 30, 2000                                  16
     Consolidated Statements of Shareholders' Equity for Each of the Three
         Years in the Period Ended November 30, 2000                         18
     Consolidated Statements of Cash Flows for Each of the Three Years in
         the Period Ended November 30, 2000                                  19
     Notes to Consolidated Financial Statements                              20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To IPI, Inc.:

We have audited the accompanying consolidated balance sheets of IPI, Inc. (a Minnesota corporation) and Subsidiaries as of November 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IPI, Inc. and Subsidiaries as of November 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States.






                                       ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
January 23, 2001

                           IPI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                       November 30
                                                               -----------------------------
                                                                   2000             1999
                                                               ------------     ------------
                                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $    643,000     $  2,022,000
   Short-term investments                                            81,000        2,590,000
   Marketable equity securities                                  15,638,000        6,504,000
   Trade accounts receivable, net                                 1,370,000        1,371,000
   Current maturities of notes receivable, net of allowance
      of $182,000 and $145,000 (Note 4)                             707,000          964,000
   Inventories                                                      242,000          271,000
   Prepaid expenses and other                                       142,000          107,000
   Deferred income taxes (Note 6)                                 1,173,000          930,000
                                                               ------------     ------------
               Total current assets                              19,996,000       14,759,000
                                                               ------------     ------------

PROPERTY AND EQUIPMENT:
   Property and equipment                                         1,924,000        2,226,000
   Less - Accumulated depreciation                               (1,148,000)        (980,000)
                                                               ------------     ------------
               Property and equipment, net                          776,000        1,246,000

NOTES RECEIVABLE, net of allowances of $523,000 and
   $656,000 (Note 4)                                                753,000          860,000

GOODWILL AND OTHER INTANGIBLES, net (Note 1)                      3,393,000        3,151,000
                                                               ------------     ------------
                                                               $ 24,918,000     $ 20,016,000
                                                               ============     ============


       The accompanying notes are an integral part of these consolidated balance sheets.

                           IPI, INC. AND SUBSIDIARIES

                                                                                November 30
                                                                       -----------------------------
                                                                           2000             1999
                                                                       ------------     ------------
                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                    $    676,000     $    485,000
   Margin loans                                                           4,438,000               --
   Accrued compensation                                                     189,000          296,000
   Accrued financing liabilities (Note 9)                                   145,000          150,000
   Deferred revenues                                                        200,000          264,000
   Income taxes payable                                                          --          126,000
   Other accrued liabilities                                                689,000          432,000
                                                                       ------------     ------------
               Total current liabilities                                  6,337,000        1,753,000
                                                                       ------------     ------------
LONG-TERM CAPITAL LEASE OBLIGATIONS                                         105,000          319,000

COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 15,000,000 shares authorized,
      4,859,000 and 4,734,000 shares issued and outstanding                  49,000           47,000
   Additional paid-in capital                                            15,769,000       15,584,000
   Retained earnings                                                      3,032,000        2,682,000
   Unrealized loss on marketable securities available for sale, net
      of income tax effects                                                (374,000)        (369,000)
                                                                       ------------     ------------
               Total shareholders' equity                                18,476,000       17,944,000
                                                                       ------------     ------------
                                                                       $ 24,918,000     $ 20,016,000
                                                                       ============     ============


        The accompanying notes are an integral part of these consolidated balance sheets.

                           IPI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   For the Years Ended November 30
                                                            ---------------------------------------------
                                                                2000             1999            1998
                                                            ------------     ------------    ------------
REVENUES:
   Insty-Prints royalty and franchise fees                  $  4,463,000     $  4,626,000    $  4,545,000
   Printing equipment, supplies and services                   2,590,000        3,269,000       3,982,000
   Company-owned print locations                               1,680,000        1,822,000       1,694,000
   Change of Mind Learning royalty fees and other income         116,000               --              --
   Note interest and other income                                445,000          561,000         665,000
                                                            ------------     ------------    ------------
               Total revenues                                  9,294,000       10,278,000      10,886,000
                                                            ------------     ------------    ------------
COSTS AND EXPENSES:
   Insty-Prints franchise operations:
     Cost of sales                                             1,935,000        2,458,000       3,134,000
     Selling, general and administrative expenses              3,244,000        3,330,000       3,308,000
     Amortization of goodwill and other intangibles              214,000          231,000         231,000
                                                            ------------     ------------    ------------
                                                               5,393,000        6,019,000       6,673,000
   Company-owned print locations:
     Cost of sales                                               504,000          568,000         550,000
     Selling, general and administrative expenses              1,848,000        1,523,000       1,048,000
     Charge for store closing                                    840,000               --              --
     Amortization of goodwill and other intangibles               16,000            9,000              --
                                                            ------------     ------------    ------------
                                                               3,208,000        2,100,000       1,598,000

   Change of Mind Learning franchise operations:
     Cost of sales                                                27,000               --              --
     Selling, general and administrative expenses                828,000               --              --
     Amortization of goodwill and other intangibles               42,000               --              --
                                                            ------------     ------------    ------------
                                                                 897,000               --              --
                                                            ------------     ------------    ------------
OPERATING INCOME (LOSS)                                         (204,000)       2,159,000       2,615,000
                                                            ------------     ------------    ------------
OTHER INCOME (EXPENSE):
     Interest and dividends on investments                       424,000          785,000         611,000
     Interest expense on margin loans                           (117,000)              --              --
     Net gain on disposal of securities & other assets           480,000           26,000              --
                                                            ------------     ------------    ------------
                                                                 787,000          811,000         611,000
                                                            ------------     ------------    ------------
INCOME BEFORE INCOME TAX                                         583,000        2,970,000       3,226,000
INCOME TAX EXPENSE                                               233,000        1,188,000       1,194,000
                                                            ------------     ------------    ------------
NET INCOME                                                  $    350,000     $  1,782,000    $  2,032,000
                                                            ============     ============    ============
BASIC & DILUTED EARNINGS PER COMMON SHARE                   $        .07     $        .38    $        .43
                                                            ============     ============    ============


  The accompanying notes are an integral part of these consolidated statements.

                           IPI, INC. AND SUBSIDIARIES

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING
   - BASIC                                                      4,847,000        4,734,000        4,734,000
                                                             ============     ============     ============
   - DILUTED                                                    4,847,000        4,734,000        4,745,000
                                                             ============     ============     ============
OTHER COMPREHENSIVE INCOME, NET OF TAX
   (NOTE 1)
   Net income                                                $    350,000     $  1,782,000     $  2,032,000

   Unrealized loss on marketable securities available for
    sale, net of income tax effects                                (5,000)         (80,000)        (242,000)
                                                             ------------     ------------     ------------
   Total comprehensive income                                $    345,000     $  1,702,000     $  1,790,000
                                                             ============     ============     ============


  The accompanying notes are an integral part of these consolidated statements.

                           IPI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       Common Stock          Additional    Retained       Unrealized
                                  -----------------------     Paid-In      Earnings        Loss on
                                   Shares        Amount       Capital      (Deficit)      Securities       Total
                                  ---------   -----------   -----------   -----------    -----------    -----------
BALANCE,
  November 30, 1997               4,734,000   $    47,000   $15,584,000   $(1,132,000)   $   (47,000)   $14,452,000
                                  ---------   -----------   -----------   -----------    -----------    -----------
Net income                               --            --            --     2,032,000             --      2,032,000

Unrealized loss on marketable
  securities available for
  sale, net of income tax
  effects                                --            --            --            --       (242,000)      (242,000)
                                  ---------   -----------   -----------   -----------    -----------    -----------

BALANCE,
  November 30, 1998               4,734,000        47,000    15,584,000       900,000       (289,000)    16,242,000
                                  ---------   -----------   -----------   -----------    -----------    -----------
Net income                               --            --            --     1,782,000             --      1,782,000

Unrealized loss on marketable
  securities available for
  sale, net of income tax
  effects                                --            --            --            --        (80,000)       (80,000)
                                  ---------   -----------   -----------   -----------    -----------    -----------

BALANCE,
  November 30, 1999               4,734,000        47,000    15,584,000     2,682,000       (369,000)    17,944,000
                                  ---------   -----------   -----------   -----------    -----------    -----------
Net income                               --            --            --       350,000             --        350,000

Unrealized loss on marketable
  securities available for
  sale, net of income tax
  effects                                --            --            --            --         (5,000)        (5,000)

Stock issued in acquisition         125,000         2,000       185,000            --             --        187,000
                                  ---------   -----------   -----------   -----------    -----------    -----------

BALANCE,
  November 30, 2000               4,859,000   $    49,000   $15,769,000   $ 3,032,000    $  (374,000)   $18,476,000
                                  =========   ===========   ===========   ===========    ===========    ===========


  The accompanying notes are an integral part of these consolidated statements.

                           IPI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Years Ended November 30
                                                                     ----------------------------------------------
                                                                         2000             1999             1998
                                                                     ------------     ------------     ------------
OPERATING ACTIVITIES:
   Net income                                                        $    350,000     $  1,782,000     $  2,032,000
   Adjustments to reconcile net income to net cash provided
      by operating activities-
         Depreciation and amortization                                    534,000          440,000          418,000
         Charge for store closing                                         840,000               --               --
         Deferred income taxes                                           (243,000)         (65,000)         (54,000)
         Realized gain on sale of marketable equity securities           (461,000)              --               --
         Net change in other operating items:
            Trade accounts receivable                                      (3,000)        (146,000)          49,000
            Inventories                                                    29,000          135,000          (78,000)
            Prepaid expenses and other                                      1,000           (6,000)          27,000
            Accounts payable, deferred revenues and other accrued
               liabilities                                               (286,000)          74,000          (35,000)
                                                                     ------------     ------------     ------------
               Net cash provided by operating activities                  761,000        2,214,000        2,359,000
                                                                     ------------     ------------     ------------
INVESTING ACTIVITIES:
   Purchase of property and equipment, net                               (209,000)        (371,000)        (238,000)
   Sale (purchases) of short-term investments, net                      2,509,000       (1,250,000)        (540,000)
   Purchase of marketable equity securities                           (16,261,000)      (2,029,000)              --
   Sale of marketable equity securities                                 7,579,000               --               --
   Change in notes receivable, net                                        364,000           61,000          953,000
   Purchase of Regency Printing                                                --         (431,000)              --
   Purchase of Dreamcatcher                                              (560,000)              --               --
                                                                     ------------     ------------     ------------
           Net cash provided by (used in) investing activities         (6,578,000)      (4,020,000)         175,000
                                                                     ------------     ------------     ------------
FINANCING ACTIVITIES:
   Margin loans                                                         4,438,000               --               --
                                                                     ------------     ------------     ------------
           Increase (decrease) in cash and cash equivalents            (1,379,000)      (1,806,000)       2,534,000
                                                                     ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, beginning of year                            2,022,000        3,828,000        1,294,000
                                                                     ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, end of year                               $    643,000     $  2,022,000     $  3,828,000
                                                                     ============     ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                 $    592,000     $  1,430,000     $  1,141,000
                                                                     ============     ============     ============
   Equipment acquired under capital leases                           $         --     $    545,000     $         --
                                                                     ============     ============     ============
   Assets acquired through issuance of common stock                  $    187,000     $         --     $         --
                                                                     ============     ============     ============


  The accompanying notes are an integral part of these consolidated statements.

                           IPI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 2000 AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION:

BUSINESS

IPI, Inc. (the Company), a Minnesota corporation, operates two wholly owned subsidiaries, Insty-Prints, Inc. (Insty-Prints) and Change of Mind Learning Systems, Inc. (Change of Mind Learning) formerly Dreamcatcher Franchise Corporation. Insty-Prints, Inc. (Insty-Prints) is a franchisor of business printing centers and provides ongoing support to its franchisees through business and technical training as well as research and evaluation of new products and services. Insty-Prints has 221 franchised and corporate-owned locations in the United States with heavier concentrations in the Midwest and Eastern Coast states. The Company operates two corporate-owned Insty-Prints centers, one of which was acquired in 1999 (Note 2). In 1999, the Company initiated an expansion strategy to grow through acquiring print businesses and operating them directly. Continuation of this strategy will depend on the future results. In fiscal year 2000, the Company made the decision to close the Dallas corporate-owned print business and has recorded a charge of $840,000 for related costs as of November 30, 2000.

Change of Mind Learning is a start-up business with nine franchised locations and one corporate-owned location that currently operate under the Dreamcatcher Learning Center mark. The learning centers located in Colorado and Florida provide supplemental education services, primarily to learners in kindergarten through the twelfth grade (Note 2).

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

As of November 30, 2000, marketable equity securities consisted of common stock of Conseco, Inc., a publicly traded insurance and financial services company, and as of November 30, 1999 such securities consisted of common stock of Cornerstone Realty Income Trust, Inc. (Cornerstone) a publicly traded real estate investment trust. These securities are classified as available for sale and, accordingly, are stated at fair value with unrealized gains or losses reported as a separate component of shareholders' equity, net of tax effects. In the first quarter of fiscal 2000, the stock of Cornerstone was sold and a pre-tax gain of $461,000 was realized.

At November 30, the cost, fair value and gross unrealized loss on marketable equity securities was as follows:

                                               2000             1999
                                               ----             ----
                 Fair value                $15,638,000      $ 6,504,000
                 Cost                       16,261,000        7,118,000
                                           -----------      -----------
                 Gross unrealized loss     $   623,000      $   614,000
                                           ===========      ===========

The gross unrealized loss on marketable equity securities and the related income tax effect have been excluded from the statement of cash flows due to their non-cash nature. Dividend distributions received on marketable equity securities were $223,000, $614,000 and $435,000 for the years ended November 30, 2000, 1999 and 1998, respectively.

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

GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles included the following as of November 30:

                                                                  Amortization
                                         2000          1999      Period (Years)
                                     -----------   -----------   --------------
     Goodwill                        $ 4,968,000   $ 4,536,000        15-40
     Non-competition agreement and
       other intangibles                 306,000       250,000          5
     Accumulated amortization         (1,881,000)   (1,635,000)
                                     -----------   -----------

                                     $ 3,393,000   $ 3,151,000
                                     ===========   ===========

Goodwill consists of the excess of cost over the fair market value of the acquired net assets and is being amortized on a straight-line basis. The Company periodically evaluates whether events or circumstances have occurred which may indicate that the remaining estimated useful lives may warrant revision or that the remaining intangible asset balance may not be recoverable. In the event that factors indicate that the intangible assets in question should be evaluated for possible impairment, a determination of the overall recoverability of such intangible assets would be made. As of November 30, 2000, the Company wrote off the remaining balance of goodwill related to the Regency acquisition, as the Company has determined it will close that business.

ALLOWANCE FOR LOSSES

Management periodically evaluates the collectibility of trade accounts and notes receivable. Allowances for losses on trade accounts receivable are established for estimated uncollectable amounts. Allowance for losses on notes receivable are recorded for differences between the unpaid principal balances of each note and the present value of expected future payments to be received.

CHARGE FOR STORE CLOSING

The Company is closing its Dallas Insty-Prints business that was established in April of 1999 through the acquisition of Regency. A charge for the estimated expenses of $840,000 to close the store was recorded effective November 30, 2000. The expenses relate to losses expected in the sale of equipment and furniture, the write-off of unamortized goodwill, costs to settle lease obligations and employee terminations.

REVENUE RECOGNITION

Franchise fee revenue is recognized when earned, which occurs in two parts: training fees are recognized at the completion of new owners training and after the opening of new locations. Insty-Prints franchisees are required to pay monthly royalty fees of 2% to 4.5% of gross revenues over the term of the franchise agreement of up to 20 years. Change of Mind Learning franchisees are required to pay royalties weekly, which range from 5-8 % of gross revenues over the term of franchise agreements of up to 10 years. Royalty fees are recognized as revenue on the accrual method while revenue from printing equipment, supply sales, educational materials and print sales is recognized upon shipment.

INCOME TAXES

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities.

BUSINESS SEGMENT INFORMATION

The Company is engaged in two business segments -- the franchising and operating of business printing centers under the trade name of Insty-Prints(R) and franchising and operating supplemental private learning centers under the trade name Change of Mind Learning Systems(R) (formerly Dreamcatcher Franchise Corporation).

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

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" was issued during June 1998 and, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. SFAS No. 133 is effective for the Company beginning December 1, 2000. The adoption of SFAS No. 133 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

2. ACQUISITIONS:

In April 1999, Texas IPI, L.P. purchased the printing related assets and assumed the facility and printing equipment leases of Regency Plaza Printing and Office Supplies, Inc. (Regency), located in Dallas, Texas. The consideration paid of $431,000 exceeded the fair value of assets received by $234,000 was recorded as goodwill that is being amortized on a straight-line basis over fifteen (15) years. The assets purchased include furniture, computers, leasehold improvements, customer list and various printing equipment items. Leases assumed were primarily for presses, copiers and related printing equipment and the business facility. The operations of Texas IPI, L.P. are included in the Company's statement of operations from the date of acquisition and were not material to prior periods. As noted in Note 1, this business is being closed and a charge of $840,000 has been recognized as of November 30, 2000 for related expenses.

In January 2000, the Company acquired substantially all the assets of Dreamcatcher Franchise Corporation and Dreamcatcher Learning Centers, Inc. (together, Dreamcatcher). The acquisition costs included the assumption of $395,000 in obligations, legal and other related costs of $40,000, a cash payment of $125,000, the issuance of 125,000 shares of the Company's stock with a valuation of

$187,000 and a future maximum earn-out provision of $375,000, based on the achievement of certain levels of operational franchised learning centers. For the year 2000, no earnout provisions were earned or paid. The acquisition price and costs exceeded the fair value of assets received by $666,000, which has been recorded as goodwill that is being amortized on a straight-line basis over 15 years. The assets purchased include furniture, computers, leasehold improvements and receivables.

Subsequently, the name of the company was changed to Change of Mind Learning Systems, Inc. Change of Mind Learning franchises the establishment, development and operation of facilities providing supplemental private education services to people of all ages using personalized assessments with direct instruction in reading, writing, spelling, math, algebra, study skills, G.E.D. preparation and college preparation. As of November 30, 2000, there were nine operating franchise locations and one corporate-owned learning center.

3. SIGNIFICANT INVESTMENTS:

Through a series of purchases during the period from April 24, 2000 to September 25, 2000, the Company acquired 2,175,500 shares of common stock of Conseco, Inc. (NYSE: CNC), an Indiana based insurance and financial services company. The Company paid approximately $16,261,000 in total consideration for the 2,175,500 shares, all but $4,438,000 of which was financed from the working capital of the Company. The Company's total holdings in Conseco, Inc. constitute less than 1% of the approximately 325,264,000 outstanding shares of common stock of Conseco, Inc. The shares were purchased for investment purposes only and the Company has no relationship to Conseco, Inc. other than that of shareholder. All shares were purchased in open market transactions.

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

4. NOTES RECEIVABLE:

Notes receivable consists primarily of notes from franchisees. Notes receivable of $1,903,000 at November 30, 2000 are subject to security agreements with franchisees and are collateralized by printing equipment, furniture and fixtures. The majority of the notes receivable are also personally guaranteed by the respective franchisees. The franchisees generally pay principal and interest in monthly installments over a period not to exceed 120 months. The majority of notes written are for a period of 60 to 84 months.

5. MARGIN LOANS:

As of November 30, 2000, the Company had margin loans of $4,438,000 to support the purchase of Conseco, Inc. common stock. The margin loans are collateralized by the underlying securities. The loans have no maturity dates, but are subject to specific collateral requirements. Interest on the margin loans is variable and ranged from 7.125% to 8.5% during fiscal year 2000. The rate as of November 30, 2000 was 8.3%. The loans were paid subsequent to year end (see Note 10).

6. INCOME TAXES:

The Company files a consolidated federal income tax return and a combined state return with affiliated companies.

The provision for income taxes consists of the following:

                                          For the Years Ended November 30
                                     -----------------------------------------
                                        2000           1999            1998
                                     ---------      ----------      ----------
            Current:
               Federal               $ 427,000      $1,045,000      $1,057,000
               State                    49,000         208,000         191,000
                                     ---------      ----------      ----------
                                       473,000       1,253,000       1,248,000
            Deferred                  (243,000)        (65,000)        (54,000)
                                     ---------      ----------      ----------
                                     $ 233,000      $1,188,000      $1,194,000
                                     =========      ==========      ==========

The differences between income taxes computed using the federal statutory rate and the effective tax rate were as follows:

                                                               For the Years
                                                                   Ended
                                                                November 30
                                                            ------------------
                                                            2000   1999   1998
                                                            ----   ----   ----

            Federal statutory rate                           34%    34%    34%
            State income taxes, net of federal tax benefit    2      4      1
            Nondeductible amortization                        4      2      2
                                                             ---    ---    ---
                                                             40%    40%    37%
                                                             ===    ===    ===

The tax effect of significant temporary differences representing deferred tax assets, as of November 30, are as follows:

                                                          2000         1999
                                                       ----------    ---------

            Allowance for losses                         $274,000    $ 313,000
            Accrued financing liabilities                  57,000       59,000
            Accrued compensation                           27,000       27,000
            Accrued franchise incentives                   64,000       66,000
            Accrued expenses-store closing                328,000           --
            Other                                         423,000      465,000
                                                       ----------    ---------
                                                       $1,173,000    $ 930,000
                                                       ==========    =========

No valuation allowance was required as of November 30, 2000 or 1999.

7. STOCK OPTION PLANS:

The Company has long-term incentive and stock option plans that allow for the granting of stock options and other incentive awards to key employees, officers and directors of the Company. The employee stock option plan was amended in April 2000 increasing the stock options available by 200,000 and both plans together now provide for a maximum of 600,000 shares to be granted. The options are generally granted at prices equal to the fair market value of the shares at the date of grant and are exercisable in cumulative annual increments of 20% each, commencing one year after the date of grant.

The following is a summary of activity of the plans for the years ended November 30, 2000, 1999 and 1998:

                                                   Number of      Price
                                                    Options     Per Share
                                                   ---------    ---------
            Outstanding, November 30, 1997          300,000       $4.00
                                                   --------       -----
                 Granted                             22,000        4.45
                 Cancelled                          (55,000)       4.00
                                                   --------       -----
            Outstanding, November 30, 1998          267,000        4.04
                                                   --------       -----
                 Granted                             69,000        4.00
                 Cancelled                           (8,000)       4.25
                                                   --------       -----
            Outstanding, November 30, 1999          328,000        4.02
                                                   --------       -----
                 Granted                             87,000        4.00
                 Cancelled                          (28,000)       4.07
                                                   --------       -----
            Outstanding, November 30, 2000          387,000       $4.01
                                                   ========       =====

The number of options exercisable at November 30, 2000, 1999 and 1998 are 218,800, 180,200 and 129,600, respectively, and all are at the exercise price of $4.00 per share, except 1,600 options at November 30, 2000 that are exercisable at $5.00 per share. As of November 30, 2000, there were options for 213,000 shares available for future grant.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common share would have been decreased to the following pro forma amounts:

                                          2000          1999          1998
                                       ----------    ----------    ----------
     Net Income
         As reported                   $  350,000    $1,782,000    $2,032,000
         Pro forma                        258,000     1,702,000     1,960,000
     Income Per Share-as reported:
         Basic and diluted                   $.07          $.38          $.43
     Income Per Share-pro forma:
         Basic and diluted                   $.05          $.36          $.41

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: risk-free interest rates of 5.94% to 6.92% for 2000 and 5.66% to 5.85% for 1999 and 5.56% to 5.72% for 1998; no expected dividends; expected lives of 10 years for 2000, 1999 and 1998; and expected volatility of 37% to 40.7% for 2000 and 38.5% to 40.5% for 1999 grants and 34.52% to 35.29% for 1998 grants. The weighted average fair values of options granted in 2000, 1999 and 1998 were $1.15, $1.67 and $2.57, respectively.

8. RELATED-PARTY TRANSACTIONS:

The Company paid management fees of $75,000 in 2000, 1999 and 1998 to an affiliated company.

9. COMMITMENTS AND CONTINGENCIES:

GUARANTEES

The Company is a guarantor of equipment financing by certain franchisees in amounts that aggregated $1,046,000 at November 30, 2000 and $1,665,000 at November 30, 1999. Under the terms of the guarantees, the maximum annual liability of the Company is the lesser of the outstanding balance or $2,400,000. The Company has recorded reserves for estimated losses on these guarantees as accrued financing liabilities in the accompanying consolidated balance sheets. As guarantor, the Company is subject to restrictive covenants which, among other matters, require that the Company maintain a minimum net worth and a debt to net worth ratio, as defined. As of November 30, 2000 and 1999, the Company was in compliance with such covenants. In April 2000 this financing program was terminated relative to adding any new transactions.

OPERATING LEASES

At November 30, 2000, the Company's minimum annual rental commitments for leased equipment and facilities under operating leases with lease terms in excess of one year, were as follows:

            For the Years Ending November 30                   Amount
            --------------------------------                   ------

                      2001                                   $  355,000
                      2002                                      357,000
                      2003                                      330,000
                      2004                                      306,000
                      2005                                      156,000
                                                             ----------
                      Total minimum payments required        $1,504,000
                                                             ==========

Rent expense was $500,000, $362,000 and $305,000 in 2000, 1999 and 1998,
respectively.

PROFIT SHARING PLAN

The Company offers a 401(k) plan (the Plan). Employees who meet certain criteria are eligible to join the Plan. Plan participants elect a percentage of their salary to be contributed to the Plan. The Company makes a matching contribution of 25% on the first 6% of salary contributed. The expense for the Plan was $28,700, $24,200 and $20,100 in 2000, 1999 and 1998, respectively. The Company's contributions vest at the rate of 20% per year of service and after five years of service are fully vested.

LEGAL PROCEEDINGS

The Company is a party to certain claims arising in the ordinary course of business. The Company has filed counteractions in certain cases, and discovery proceedings are in process. The ultimate outcome of the litigation cannot presently be determined; however, based on discussions with legal counsel, it is the opinion of management, the outcome of such claims are not expected to be material to the financial positions or the results of operations of the Company.

10. SUBSEQUENT EVENT

In January 2001, the Company sold 814,800 shares of its holdings in Conseco, Inc. common stock and realized proceeds of $13,319,000 for a pre-tax gain of approximately $7,229,000. The after-tax gain would be approximately $4,337,000 or $0.89 per share. Approximately $4,500,000 of the proceeds from the sale were used to re-pay all margin loans incurred when shares were purchased. The Company continues to hold a total of 1,360,700 shares of Conseco, Inc. common stock at a cost of approximately $10,171,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information called for in this item is incorporated by reference to the Sections of the Proxy Statement entitled "Nominees," "Key Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Year 2001 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required in this item is incorporated by reference to the Section of the Proxy Statement for the Year 2001 Annual Meeting of Shareholders entitled "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for in this item is incorporated by reference to the Section of the Proxy Statement for the Year 2001 Annual Meeting of Shareholders entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for in this item is incorporated by reference to the Section of the Proxy Statement for the Year 2001 Annual Meeting of Shareholders entitled "Certain Relationships and Related Transactions."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Documents Filed as Part of Form 10-KSB Report - Exhibits

Exhibit No.            Description                                          Page
-----------  -------------------------------------------------------------------

      2.1 Asset Purchase Agreement by and among IPI, Inc., Insty-Prints, Inc., Copy Boy Corporation and Stan P. Hilkemeyer dated effective June 1, 1995 (5)
      3.1    Articles of Incorporation as amended and restated to date (1)
      3.2    By-laws (1)
      4      Specimen of Common Stock (2)
    +10.1    Form of Insty-Prints, Inc. Franchise Agreement (7)
    +10.2    1994 Long-Term Incentive Plan, as amended (1) (8) (9)
    +10.3    1994 Non-Employee Directors' Stock Option Plan (1)
    +10.3a   Amendment to Non-Employees Directors' Stock Option Plan dated
                October 13, 1995 (4)
     10.4    Management Services Agreement between Jacobs Management
                Corporation and Insty-Prints dated effective December 1,
                1993 (1)
     10.5    Management Services Agreement between Jacobs Management
                Corporation and IPI, Inc. dated effective December 1,
                1993 (1)
     10.6    Amended and Restated Ultimate Net Loss Agreement between FBS
                Business Finance Corporatio and Insty-Prints dated
                October 3, 1995 (6)
     10.8    Lease for Corporate Headquarters of IPI, Inc. (3)
    *10.9    Lease for Corporate Headquarters of IPI, Inc.
   *10.10    Form of Change of Mind Learning System, Inc. Franchise
                Agreement
   *10.11    Asset Purchase Agreement between IPI, Inc. and Dreamcatcher
                Franchise Corporation dated January 5, 2000.
   *10.12    Asset Purchase Agreement between IPI, Inc. and Dreamcatcher
                Learning Centers, Inc. dated January 5, 2000.
    *11      Statement Re: Computation of per share earnings
    *21      List of Subsidiaries of IPI, Inc.
    *23      Consent of Independent Public Accountants

     * Filed herewith.
     + Material contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB pursuant to Item 13(a).
        (1) Incorporated by reference to the registrant's registration statement on Form SB-2 dated March 31, 1994, Reg. No. 33-77190C.
        (2) Incorporated by reference to Amendment No.1 to the registrant's statement on Form SB-2 dated April 29, 1994, Reg. No. 33-77190C.
        (3) Incorporated by reference to the registrant's annual 10-KSB filing dated February 21, 1995.
        (4) Incorporated by reference to the registrant's registration statement on Form S-8 dated November 22, 1995, Reg. No. 33-99770.
        (5) Incorporated by reference to the registrant's 8-K filing dated
            June 1, 1995.
        (6) Incorporated by reference to the registrant's annual 10-KSB filing dated February 21, 1995.
        (7) Incorporated by reference to the registrant's annual 10-KSB filing dated February 27, 1997.
        (8) Incorporated by reference to the registrant's Form S-8 filing dated June 3, 1997.
        (9) Incorporated by reference to the registrant's Form S-8 filing dated January 31, 2001.

(b) Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended November 30, 2000.

                                   SIGNATURES


         In accordance with Sections 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on February 16, 2001.

         IPI, Inc.


         By:  /S/ Robert J. Sutter
             -------------------------------
                  Robert J. Sutter
             CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD

         In accordance with the Exchange Act, this report has been signed below on February 16, 2001 by the following persons on behalf of the registrant and in the capacities indicated.


    Signatures              Title
    ----------              -----


/S/ Robert J. Sutter        Chief Executive Officer and Chairman of the Board
-------------------------      (Principal Executive Officer)
    Robert J. Sutter

/S/ Irwin L. Jacobs         Director
-------------------------
    Irwin L. Jacobs

/S/ Daniel T. Lindsay       Director
-------------------------
    Daniel T. Lindsay

/S/ Howard Grodnick         Director
-------------------------
    Howard Grodnick

/S/ Dennis M. Mathisen      Director
-------------------------
    Dennis M. Mathisen

/S/ David C. Oswald         Director/President and CEO of Insty-Prints, Inc.
-------------------------      and Vice President of IPI, Inc.
    David C. Oswald

/S/ David M. Engel          Vice President - Finance and Chief Financial Officer
-------------------------      (Principal Accounting Officer and Principal
    David M. Engel
    Financial Officer)