Form 10QSB
period 2001-02-28
IPI INC
filed 2001-04-09
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001.

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

Yes __X__  No _____


         As of April 5, 2001, there were 4,859,087 Common Shares outstanding.

                                    IPI, INC.
                                Table of Contents


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets as of February
                    28, 2001 and November 30, 2000.                         3

                    Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended
                    February 28, 2001 and February 29, 2000.                4

                    Condensed Consolidated Statements of Cash Flows for
                    the Three Months Ended February 28, 2001 and
                    February 29, 2000.                                      5

                    Notes to Condensed Consolidated Financial Statements.   6

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                    8-10

PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings                                       11

         Item 2.    Changes in Securities                                   11

         Item 3.    Defaults Upon Senior Securities                         11

         Item 4.    Submission of Matters to Vote of Security Holders       11

         Item 5.    Other Information                                       11

         Item 6.    Exhibits and Reports of Form 8-K                        11

         Signatures                                                         12

PART I. FINANCIAL INFORMATION

ITEM 1.

                           IPI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         February 28,     November 30,
                                                                             2001             2000
                                                                         ------------     ------------
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                           $  5,500,000     $    643,000
     Short-term investments                                                 3,975,000           81,000
     Marketable equity securities                                          19,073,000       15,638,000
     Trade accounts receivable, net                                         1,312,000        1,370,000
     Current maturities of notes receivables, net of allowance of
         $171,000 and $182,000                                                717,000          707,000
     Inventories                                                              215,000          242,000
     Prepaid expenses and other                                               151,000          142,000
     Deferred income taxes                                                         --        1,173,000
                                                                         ------------     ------------
         Total current assets                                              30,943,000       19,996,000
                                                                         ------------     ------------

PROPERTY AND EQUIPMENT:
     Property and equipment                                                 2,007,000        1,924,000
     Less Accumulated depreciation                                         (1,224,000)      (1,148,000)
                                                                         ------------     ------------
         Property and equipment, net                                          783,000          776,000

NOTES RECEIVABLE, net of current maturities and allowance of
     $637,000 and $523,000                                                    706,000          753,000

GOODWILL AND OTHER INTANGIBLES, net                                         3,334,000        3,393,000
                                                                         ------------     ------------

                                                                         $ 35,766,000     $ 24,918,000
                                                                         ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                    $    711,000     $    676,000
     Margin loans                                                                  --        4,438,000
     Accrued compensation                                                      53,000          189,000
     Accrued financing liabilities                                            145,000          145,000
     Deferred revenues                                                        167,000          200,000
     Income taxes payable                                                   2,781,000               --
     Deferred income taxes                                                  2,638,000               --
     Other accrued liabilities                                                812,000          689,000
                                                                         ------------     ------------
         Total current liabilities                                          7,307,000        6,337,000
                                                                         ------------     ------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                            86,000          105,000

SHAREHOLDERS' EQUITY:
     Common Stock, $.01 par value, 15,000,000 shares authorized:
         4,859,000 and 4,859,000 shares issued and outstanding                 49,000           49,000
     Additional paid-in capital                                            15,769,000       15,769,000
     Retained earnings                                                      7,212,000        3,032,000
     Unrealized gain (loss) on marketable securities available for
         sale, net of income tax effects                                    5,343,000         (374,000)
                                                                         ------------     ------------
         Total shareholders' equity                                        28,373,000       18,476,000
                                                                         ------------     ------------

                                                                         $ 35,766,000     $ 24,918,000
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

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                   February 28,     February 29,
                                                                                   -----------------------------
                                                                                       2001            2000
                                                                                   -----------------------------
REVENUES:
     Insty-Prints royalty and franchise fees                                       $    905,000     $    973,000
     Printing supplies and services                                                     497,000          681,000
     Company-owned print locations                                                      361,000          419,000
     Change of Mind Learning royalty fees and other income                               15,000           20,000
     Other income                                                                        78,000           86,000
                                                                                   ------------     ------------

     Total Revenues                                                                   1,856,000        2,179,000
                                                                                   ------------     ------------

COSTS AND EXPENSES:
     Insty-Prints franchise and printing operations:
       Cost of sales--supplies and services                                             378,000          520,000
       Cost of sales--print locations                                                   102,000          138,000
       Selling, general and administrative                                            1,185,000        1,295,000
       Amortization of goodwill                                                          48,000           62,000
                                                                                   ------------     ------------
                                                                                      1,713,000        2,015,000
                                                                                   ------------     ------------
     Change of Mind Learning franchise operations:
       Selling, general and administrative                                              387,000          100,000
       Amortization of goodwill                                                          12,000            7,000
                                                                                   ------------     ------------
                                                                                        399,000          107,000
                                                                                   ------------     ------------
OPERATING INCOME (LOSS)                                                                (256,000)          57,000

OTHER INCOME (EXPENSE)
     Interest and dividends on investments                                               43,000          216,000
     Interest expense on margin loans                                                   (57,000)              --
     Net gain on disposal of securities and other assets                              7,236,000            4,000
                                                                                   ------------     ------------
                                                                                      7,222,000          220,000

INCOME BEFORE INCOME TAX                                                              6,966,000          277,000
INCOME TAX EXPENSE                                                                    2,786,000          111,000
                                                                                   ------------     ------------

NET INCOME                                                                         $  4,180,000     $    166,000
                                                                                   ============     ============

BASIC AND DILUTED EARNINGS PER COMMON SHARE                                        $       0.86     $       0.03
                                                                                   ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
     SHARE EQUIVALENTS OUTSTANDING
     - BASIC                                                                          4,859,000        4,810,000
                                                                                   ============     ============
     - DILUTED                                                                        4,859,000        4,810,000
                                                                                   ============     ============

OTHER COMPREHENSIVE INCOME, NET OF TAX (NOTE 1):
     Net Income                                                                    $  4,180,000     $    166,000
     Unrealized gain (loss) on marketable securities available for sale, net of
         income tax effects                                                           5,717,000          (63,000)
                                                                                   ------------     ------------
     Total Comprehensive Income                                                    $  9,897,000     $    103,000
                                                                                   ============     ============


  The accompanying notes are an integral part of these consolidated statements.

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                   February 28,     February 29,
                                                                                   -----------------------------
                                                                                        2001           2000
                                                                                   -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $  4,180,000     $    166,000
     Adjustments to reconcile net income to net cash provided by (used
         in) operating activities-
         Depreciation and amortization                                                  117,000          131,000
         Realized gain on sale of marketable securities                              (7,232,000)              --
         Net change in other operating items:
              Trade accounts receivable                                                  60,000          103,000
              Inventories                                                                27,000           35,000
              Prepaid expenses and other                                                (23,000)        (110,000)
              Accounts payable, deferred revenues and other accrued
                  liabilities                                                         2,771,000          (55,000)
                                                                                   ------------     ------------
              Net cash provided by (used in) operating activities                      (100,000)         270,000
                                                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net                                            (83,000)         (61,000)
     Sale (purchases) of short-term investments, net                                 (3,894,000)       1,080,000
     Purchase of marketable equity securities                                                --       (1,490,000)
     Sale of marketable equity securities                                            13,325,000               --
     Change in notes receivable, net                                                     47,000           50,000
     Purchase of Dreamcatcher                                                                --         (560,000)
                                                                                   ------------     ------------

              Net cash provided by (used in) investing activities                     9,395,000         (981,000)
                                                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Retirement of margin loans                                                      (4,438,000)              --

              Increase (decrease) in cash and cash equivalents                        4,857,000         (711,000)

CASH AND CASH EQUIVALENTS, beginning of the period                                      643,000        2,022,000
                                                                                   ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                                           $  5,500,000     $  1,311,000
                                                                                   ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:

     Income taxes paid                                                             $         --     $     38,000
                                                                                   ============     ============


  The accompanying notes are an integral part of these consolidated statements.

                           IPI, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements of IPI, Inc. (IPI or the Company) and its wholly owned subsidiaries, Insty-Prints, Inc. ("Insty-Prints") and Change of Mind Learning Systems, Inc. (Change of Mind Learning) are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items and all inter-company transactions have been eliminated in consolidation. The significant accounting policies, certain financial information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been condensed or omitted. The operating results for the interim periods presented are not necessarily indications of the operating results to be expected for the full fiscal year. The accompanying financial statements of the Company should be read in conjunction with the Company's audited financial statements for the years ended November 30, 2000 and 1999 and the notes thereto included in the Company's Form 10-KSB.

     In 1999, 2000 and 2001, marketable equity securities were purchased to enhance returns on cash funds. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these securities are shown on the balance sheet at market value and unrealized gains (losses) are reflected as a separate component of shareholders equity, net of income tax effects.

     The Company closed its Dallas Insty-Prints business that was established in April of 1999 through the acquisition of Regency. A charge for the estimated expenses of $840,000 to close the store was recorded effective November 30, 2000. The expenses relate to losses expected in the sale of equipment and furniture, the write-off of unamortized goodwill, costs to settle lease obligations and employee terminations. As of February 28, 2001, the accrued expense balance related to the store closing charge was approximately $431,000.

     The Company is engaged in two business segments -- the franchising and operating of business printing centers under the trade name of Insty-Prints(R) and franchising and operating supplemental private learning centers under the trade name Change of Mind Learning Systems(R) (formerly Dreamcatcher Franchise Corporation).

     Statement of Financial Accounting Standards (SFAS) No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" was issued during June 1998 and, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. SFAS No. 133 is effective for the Company beginning December 1, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

2.   ACQUISITIONS

     In April 1999, Texas IPI, L.P. purchased the printing related assets and assumed the facility and printing equipment leases of Regency Plaza Printing and Office Supplies, Inc. (Regency), located in Dallas, Texas. The consideration paid of $431,000 exceeded the fair value of assets received by $234,000 of goodwill that was being amortized on a straight line basis over fifteen (15) years. The assets purchased include furniture, computers, leasehold improvements, customer list and various printing equipment items. Leases assumed were primarily for presses, copiers and related printing equipment and the business facility. The operations of Texas IPI, L.P. are included in the IPI

     Statement of Operations from the date of acquisition. As noted in Note 1, this business was closed and a charge of $840,000 has been recognized as of November 30, 2000 for related expenses.

     In January 2000, the Company acquired substantially all the assets of Dreamcatcher Franchise Corporation and Dreamcatcher Learning Centers, Inc. (together, Dreamcatcher). The acquisition costs included the assumption of $395,000 in obligations, legal and other related costs of $40,000, a cash payment of $125,000, the issuance of 125,000 shares of the Company's stock with a valuation of $187,000 and a future maximum earn-out provision of $375,000, based on the achievement of certain levels of operational franchised learning centers. Through the period ended February 28, 2001, no earn-out provisions were earned or paid. The acquisition price and costs exceeded the fair value of assets received by $666,000, which has been recorded as goodwill that is being amortized on a straight-line basis over 15 years. The assets purchased include furniture, computers, leasehold improvements and receivables.

     Subsequently, the name of the company was changed to Change of Mind Learning Systems, Inc. Change of Mind Learning franchises the establishment, development and operation of facilities providing supplemental private education services to people of all ages using personalized assessments with direct instruction in reading, writing, spelling, math, study skills, G.E.D. preparation and college preparation. As of February 28, 2001, there were nine operating franchise locations and one corporate-owned learning center.

3.   SIGNIFICANT INVESTMENT TRANSACTIONS:

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

     In January 2001, the Company sold 815,100 shares of its holdings in Conseco, Inc. common stock and realized proceeds of $13,325,000 for a pre-tax gain of approximately $7,232,000. The after-tax gain was approximately $4,339,000 or $0.89 per share. Approximately $4,438,000 of the proceeds from the sale were used to re-pay all margin loans incurred when shares were purchased. The Company's total holdings in Conseco, Inc. constitute less than 1% of the approximately 325,264,000 outstanding shares of common stock of Conseco, Inc. The shares were purchased for investment purposes only and the Company has no relationship to Conseco, Inc. other than that of shareholder. All shares were purchased in open market transactions.

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

4.   SUBSEQUENT EVENT:

     On March 8, 2001, the Company acquired 337,600 shares of common stock of Conseco, Inc. The Company paid approximately $4,905,000 in consideration for the 337,600 shares, which was financed from working capital of the Company. The Company now holds 1,698,000 shares of Conseco common stock at an approximate cost of $15,074,000 or $8.88 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As of February 28, 2001, the Company, through its wholly-owned subsidiary Insty-Prints, had 220 franchise locations and one Company-owned store and, through Dreamcatcher, had nine franchise locations and two Company-owned locations.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data as a percentage of sales for the periods indicated:

                                                                    Quarter Ended
                                                              February 28,   February 29,
                                                              ---------------------------
                                                                  2001           2000
                                                              ---------------------------
Revenues:
    Insty-Prints royalty and franchise fees                       48.8%          44.7%
    Printing supplies and services                                26.8           31.3
    Company-owned print locations                                 19.4           19.2
    Change of Mind Learning royalty fees and other income          0.8            0.9
    Other income                                                   4.2            3.9
                                                                 -----          -----
         Total revenues                                          100.0          100.0
                                                                 -----          -----

Costs and expenses:
    Insty-Prints franchise and printing operations:
      Cost of sales--supplies and services                        20.4           23.9
      Cost of sales--print locations                               5.5            6.3
      Selling, general and administrative                         63.8           59.4
      Amortization of goodwill                                     2.6            2.9
                                                                 -----          -----
                                                                  92.3           92.5
    Change of Mind Learning franchise operations:
      Selling, general and administrative                         20.9            4.6
      Amortization of goodwill                                     0.6            0.3
                                                                 -----          -----
                                                                  21.5            4.9

Operating income (loss)                                          (13.8)           2.6
                                                                 -----          -----

Other income (expense):
    Interest and dividends on investments                          2.3            9.9
    Interest expense on margin loans                              (3.1)           0.0
    Net gain on disposal of securities and other assets          389.9            0.2
                                                                 -----          -----
                                                                 389.1           10.1
                                                                 -----          -----

Income before income tax                                         375.3           12.7
                                                                 -----          -----

Income tax expense                                               150.1            5.1
                                                                 -----          -----

Net income                                                       225.2%           7.6%
                                                                 =====          =====

     Revenues. Total revenues for the three months ended February 28, 2001, consisting of royalties, sales of printing supplies and services, company-owned print and learning centers, and other income, totaled $1,856,000, a decrease of $323,000 or 14.8% compared to the three months ended February 29, 2000.

     As expected, Insty-Prints royalty and franchise fees of $905,000 in the first quarter of 2001 were 7% below the 2000 first quarter of $973,000. The decrease in royalty and franchise fees was due primarily to a decline in the number of franchised locations in 2001 compared to 2000.

     Sales of printing supplies and services for the first quarter of 2001 decreased to $497,000 from $681,000 in 2000 or 27%. The decrease in sales for 2001 resulted primarily from reduced sales of copier supplies due to such products now being provided for in copier leases. Additionally, direct mail services sales decreased due to reduced demand from franchise owners.

     Sales at Company-owned Insty-Prints decreased to $361,000 for the first quarter of 2001, compared to $419,000 for the same quarter a year ago. The Dallas print business was closed in early February 2001, which reduced sales in the first quarter of 2001 compared to 2000.

     Change of Mind Learning royalties and other income were $15,000 for the first quarter of 2001, compared to $20,000 for the same period a year ago. This business began operations in January 2000 and is in its early stage of development.

     Note interest and other income was $78,000 for the quarter ended February 28, 2001, which is a decrease of $8,000 or 9.3% from the same quarter a year ago. For the first quarter of 2001, note interest and other income was less due primarily to decreased levels of notes receivable that are outstanding.

     Cost of Sales--Printing Supplies and Services. Cost of sales decreased to $378,000 for the first quarter of 2001 from $520,000 for 2000, a decrease of 27.3% for the quarter. The decrease in the quarter is the result of a related decrease in product sales, as mentioned previously. Margins on printing supplies and services for the three months ended February 28, 2001 were 23.9% compared to 23.6% for the same period in 2000.

     Cost of Sales--Company-owned Print Locations. Cost of sales decreased to $102,000 for the first quarter of 2001 compared to $138,000 for the same quarter a year ago. Cost of sales decreased due to decreased sales in 2001.

     Insty-Prints Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,185,000 for the first quarter of 2001 from $1,295,000 for the same period in 2000, a decrease of 8.5%. Expenses decreased primarily due to reduced staffing and allocation of certain expenses to Change of Mind Learning.

     Insty-Prints Amortization of Goodwill. Amortization of goodwill decreased to $48,000 in the first quarter of 2001 compared to $62,000 in the same quarter a year ago. The decrease resulted from the closing of a printing business, effective November 30, 2000, and goodwill related to an intangible asset was fully amortized in May 2000.

     Change of Mind Learning Franchise Operations. Selling, general and administrative expenses were $387,000 for the first quarter of 2001, reflecting an increase of $287,000 from the first quarter of 2000. Expenses increased due to increased developmental efforts in the first quarter of 2001.

     Provision for Income Taxes. The Company's effective combined federal and state income tax rate is estimated to be 40% for 2001 and was 40% for 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended February 28, 2001, the Company used funds of $100,000 from operating activities, a decrease of $370,000 from $270,000 of funds provided from operating activities for the first quarter of 2000.

     During the three months ended February 28, 2001, investment activities of the Company included the purchase of $3,894,000 of short-term investments and the sale of $13,325,000 of marketable equity securities held for sale. Financing activities for the quarter ended February 28, 2001 included the retirement of margin loans of $4,438,000.

     The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

     Certain franchise owners have financed their equipment purchases through a $6,000,000 equipment financing facility established with U.S. Bank Business Finance Corporation by Insty-Prints for the benefit of the franchise owners. However, future use of this financing program was terminated in April 2000. This facility is guaranteed by the Company and Insty-Prints, whose contingent liability under this agreement is the lesser of the outstanding balance or $2,400,000. A loss reserve of $145,000 is recorded on the balance sheet at February 28, 2001, representing estimated losses on this guarantee. The aggregate balance outstanding under this facility as of February 28, 2001 was $886,000.

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

          None.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K                                 Page
                                                                           ----
          (a)  Exhibits.

               *11  Statement Re: Computation of per share earnings         13

          (b)  Reports on Form 8-K.

               The Company filed a Form 8-K report on February 7, 2001 related to the sale of Conseco common stock, which is classified as marketable equity securities held for sale.

               The Company filed a Form 8-K report on March 19, 2001 related to the purchase of Conseco common stock, which is classified as marketable equity securities held for sale.

               --------------------------
               *Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 6, 2001           IPI, Inc.



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