Form 10QSB
period 2001-05-31
IPI INC
filed 2001-07-03
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001.


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

Yes __X__     No _____


         As of June 29, 2001, there were 4,859,087 Common Shares outstanding.

                                    IPI, INC.
                                Table of Contents


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets as of May 31,
                   2001 and November 30, 2000.                              3

                   Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended
                   May 31, 2001 and May 31, 2000.                           4

                   Condensed Consolidated Statements of Cash Flows for
                   the Six Months Ended May 31, 2001 and May 31, 2000.      5

                   Notes to Condensed Consolidated Financial Statements.    6-7


         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                     8-10



PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                        11

         Item 2.   Changes in Securities                                    11

         Item 3.   Defaults Upon Senior Securities                          11

         Item 4.   Submission of Matters to Vote of Security Holders        11

         Item 5.   Other Information                                        11

         Item 6.   Exhibits and Reports of Form 8-K                         11

         Signatures                                                         12

PART I. FINANCIAL INFORMATION
ITEM 1.

                           IPI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         May 31,       November 30,
                                                                          2001             2000
                                                                      ------------     ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                        $    980,000     $    643,000
     Short-term investments                                              2,395,000           81,000
     Marketable equity securities                                       29,579,000       15,638,000
     Trade accounts receivable, net                                      1,338,000        1,370,000
     Current maturities of notes receivables, net of allowance of
         $172,000 and $182,000                                             710,000          707,000
     Inventories                                                           196,000          242,000
     Prepaid expenses and other                                            192,000          142,000
     Deferred income taxes                                                      --        1,173,000
                                                                      ------------     ------------
         Total current assets                                           35,390,000       19,996,000
                                                                      ------------     ------------

PROPERTY AND EQUIPMENT:
     Property and equipment                                              2,021,000        1,924,000
     Less Accumulated depreciation                                      (1,294,000)      (1,148,000)
                                                                      ------------     ------------
         Property and equipment, net                                       727,000          776,000

NOTES RECEIVABLE, net of current maturities and allowance of
     $637,000 and $523,000                                                 692,000          753,000

GOODWILL AND OTHER INTANGIBLES, net                                      3,274,000        3,393,000
                                                                      ------------     ------------

                                                                      $ 40,083,000     $ 24,918,000
                                                                      ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                 $    564,000     $    676,000
     Margin loans                                                               --        4,438,000
     Accrued compensation                                                  153,000          189,000
     Accrued financing liabilities                                         145,000          145,000
     Deferred revenues                                                     144,000          200,000
     Income taxes payable                                                1,690,000               --
     Deferred income taxes                                               4,878,000               --
     Other accrued liabilities                                             629,000          689,000
                                                                      ------------     ------------
         Total current liabilities                                       8,203,000        6,337,000
                                                                      ------------     ------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                         68,000          105,000

SHAREHOLDERS' EQUITY:
     Common Stock, $.01 par value, 15,000,000 shares authorized:
         4,859,000 and 4,859,000 shares issued and outstanding              49,000           49,000
     Additional paid-in capital                                         15,769,000       15,769,000
     Retained earnings                                                   7,291,000        3,032,000
     Unrealized gain (loss) on marketable securities available for
         sale, net of income tax effects                                 8,703,000         (374,000)
                                                                      ------------     ------------
         Total shareholders' equity                                     31,812,000       18,476,000
                                                                      ------------     ------------

                                                                      $ 40,083,000     $ 24,918,000
                                                                      ============     ============


        The accompanying notes are an integral part of these consolidated balance sheets.

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                          Three Months Ended                Six Months Ended
                                                                May 31,                          May 31,
                                                      ----------------------------    -----------------------------
                                                           2001            2000            2001            2000
                                                      ----------------------------    -----------------------------
REVENUES:
     Insty-Prints royalty and franchise fees          $  1,175,000    $  1,256,000    $  2,080,000     $  2,229,000
     Printing supplies and services                        539,000         678,000       1,036,000        1,359,000
     Company-owned print locations                         256,000         463,000         617,000          882,000
     Change of Mind Learning royalty fees and
       other income                                         15,000          36,000          30,000           56,000
     Other income                                           78,000          83,000         156,000          169,000
                                                      ------------    ------------    ------------     ------------
     Total Revenues                                      2,063,000       2,516,000       3,919,000        4,695,000
                                                      ------------    ------------    ------------     ------------

COSTS AND EXPENSES:
     Insty-Prints franchise and printing
         operations:
       Cost of sales--supplies and services                385,000         489,000         763,000        1,009,000
       Cost of sales--print locations                       71,000         121,000         173,000          259,000
       Selling, general and administrative               1,062,000       1,284,000       2,247,000        2,579,000
       Amortization of goodwill                             48,000          63,000          96,000          125,000
                                                      ------------    ------------    ------------     ------------
        Total Costs and Expenses                         1,566,000       1,957,000       3,279,000        3,972,000
                                                      ------------    ------------    ------------     ------------

     Change of Mind Learning franchise
         operations:
       Selling, general and administrative                 400,000         160,000         787,000          260,000
       Amortization of goodwill                             11,000          12,000          23,000           19,000
                                                      ------------    ------------    ------------     ------------
        Total Costs and Expenses                           411,000         172,000         810,000          279,000
                                                      ------------    ------------    ------------     ------------

OPERATING INCOME (LOSS)                                     86,000         387,000        (170,000)         444,000

OTHER INCOME (EXPENSE)
     Interest and dividends on investments                  42,000          72,000          85,000          288,000
     Interest expense on margin loans                            0               0         (57,000)              --
     Net gain on disposal of securities & other              4,000         466,000       7,240,000          470,000
         assets                                             46,000         538,000       7,268,000          758,000
                                                      ------------    ------------    ------------     ------------

INCOME BEFORE INCOME TAX                                   132,000         925,000       7,098,000        1,202,000
INCOME TAX EXPENSE                                          53,000         370,000       2,839,000          481,000
                                                      ------------    ------------    ------------     ------------

NET INCOME                                            $     79,000    $    555,000    $  4,259,000     $    721,000
                                                      ============    ============    ============     ============

BASIC AND DILUTED EARNINGS PER
COMMON SHARE                                          $       0.02    $       0.11    $       0.88     $       0.15
                                                      ============    ============    ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON SHARE EQUIVALENTS OUTSTANDING
     - BASIC                                             4,859,000       4,859,000       4,859,000        4,835,000
                                                      ============    ============    ============     ============
     - DILUTED                                           4,859,000       4,859,000       4,859,000        4,835,000
                                                      ============    ============    ============     ============

OTHER COMPREHENSIVE INCOME, NET OF TAX (NOTE 1):
     Net Income                                       $     79,000    $    555,000    $  4,259,000     $    721,000
     Unrealized gain (loss) on marketable
         securities available for sale, net of
         income tax effects                              3,360,000         424,000       9,077,000          361,000
                                                      ------------    ------------    ------------     ------------

     Total Comprehensive Income                       $  3,439,000    $    979,000    $ 13,336,000     $  1,082,000
                                                      ============    ============    ============     ============


  The accompanying notes are an integral part of these consolidated statements.

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                     May 31,
                                                                          -----------------------------
                                                                               2001            2000
                                                                          -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $  4,259,000     $    721,000
     Adjustments to reconcile net income to net cash provided by (used
         in) operating activities-
         Depreciation and amortization                                         228,000          261,000
         Realized gain on sale of marketable securities                     (7,232,000)              --
         Net change in other operating items:
              Trade accounts receivable                                         32,000           (1,000)
              Inventories                                                       45,000           29,000
              Prepaid expenses and other                                       (50,000)         (79,000)
              Accounts payable, deferred revenues and other accrued
                  liabilities                                                1,426,000          221,000
                                                                          ------------     ------------

              Net cash provided by (used in) operating activities           (1,292,000)       1,152,000
                                                                          ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net                                   (97,000)         (96,000)
     Sale (purchases) of short-term investments, net                        (2,314,000)      (1,960,000)
     Purchase of marketable equity securities                               (4,905,000)              --
     Sale of marketable equity securities                                   13,325,000          914,000
     Change in notes receivable, net                                            58,000          112,000
     Purchase of Dreamcatcher                                                       --         (560,000)
                                                                          ------------     ------------

              Net cash provided by (used in) investing activities            6,067,000       (1,590,000)
                                                                          ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Retirement of margin loans                                             (4,438,000)              --

              Increase (decrease) in cash and cash equivalents                 337,000         (438,000)

CASH AND CASH EQUIVALENTS, beginning of the period                             643,000        2,022,000
                                                                          ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                                  $    980,000     $  1,584,000
                                                                          ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:

     Income taxes paid                                                    $  1,144,000        $_252,000
                                                                          ============     ============


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

     The Company closed its Dallas Insty-Prints business that was established in April of 1999 through the acquisition of Regency. A charge for the estimated expenses of $840,000 to close the store was recorded effective November 30, 2000. The expenses relate to losses expected in the sale of equipment and furniture, the write-off of unamortized goodwill, costs to settle lease obligations and employee terminations. As of May 31, 2001, the accrued expense balance related to the store closing charge was approximately $293,000.

     The Company is engaged in two business segments -- the franchising and operating of business printing centers under the trade name of Insty-Prints(R) and franchising and operating supplemental private learning centers under the trade name Change of Mind Learning Systems(R) (formerly Dreamcatcher Franchise Corporation).

     Statement of Financial Accounting Standards (SFAS) No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" was issued during June 1998 and, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. SFAS No. 133 was effective for the Company beginning December 1, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

1.   ACQUISITIONS

     In April 1999, Texas IPI, L.P. purchased the printing related assets and assumed the facility and printing equipment leases of Regency Plaza Printing and Office Supplies, Inc. (Regency), located in Dallas, Texas. The consideration paid of $431,000 exceeded the fair value of assets received by $234,000 of goodwill that was being amortized on a straight-line basis over fifteen (15) years. The assets purchased include furniture, computers, leasehold improvements, customer list and various printing equipment items. Leases assumed were primarily for presses, copiers and related printing equipment and the business facility. The operations of Texas IPI, L.P. are included in the IPI Statement of Operations from the date of acquisition. As noted in Note 1, this business was closed and a charge of $840,000 has been recognized as of November 30, 2000 for related expenses.

     In January 2000, the Company acquired substantially all the assets of Dreamcatcher Franchise Corporation and Dreamcatcher Learning Centers, Inc. (together, Dreamcatcher). The acquisition costs included the assumption of $395,000 in obligations, legal and other related costs of $40,000, a cash payment of $125,000, the issuance of 125,000 shares of the Company's stock with a valuation of $187,000 and a future maximum earn-out provision of $375,000, based on the achievement of certain levels of operational franchised learning centers. Through the period ended May 31, 2001, no earn-out provisions were earned or paid. The acquisition price and costs exceeded the fair value of assets received by $666,000, which has been recorded as goodwill that is being amortized on a straight-line basis over 15 years. The assets purchased include furniture, computers, leasehold improvements and receivables.

     Subsequently, the name of the company was changed to Change of Mind Learning Systems, Inc. Change of Mind Learning franchises the establishment, development and operation of facilities providing supplemental private education services to people of all ages using personalized assessments with direct instruction in reading, writing, spelling, math, study skills, G.E.D. preparation and college preparation. As of May 31, 2001, there was one operating franchise location and one corporate-owned learning center.

2.   SIGNIFICANT INVESTMENT TRANSACTIONS:

     Through a series of purchases during the period from April 24, 2000 to September 25, 2000, the Company acquired 2,175,500 shares of common stock of Conseco, Inc. (NYSE: CNC), an Indiana based insurance and financial services company. The Company paid approximately $16,261,000 in total consideration for the 2,175,500 shares; all but $4,438,000 of which was financed from the working capital of the Company.

     In January 2001, the Company sold 815,100 shares of its holdings in Conseco, Inc. common stock and realized proceeds of $13,325,000 for a pre-tax gain of approximately $7,232,000. The after-tax gain was approximately $4,339,000 or $0.89 per share. Approximately $4,438,000 of the proceeds from the sale was used to re-pay all margin loans incurred when shares were purchased. The Company's total holdings in Conseco, Inc. constitute less than 1% of the approximately 325,264,000 outstanding shares of common stock of Conseco, Inc. On March 8, 2001, the Company acquired 337,600 shares of common stock of Conseco, Inc. The Company paid approximately $4,905,000 in consideration for the 337,600 shares, which was financed from working capital of the Company. The Company now holds 1,698,000 shares of Conseco common stock at an approximate cost of $15,074,000 or $8.88 per share.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As of May 31, 2001, the Company, through its wholly owned subsidiary Insty-Prints, had 215 franchise locations and one Company-owned store and, through Dreamcatcher, had one franchise location and one Company-owned location.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data as a percentage of sales for the periods indicated:

                                                               Quarter Ended          Six Months Ended
                                                                  May 31,                  May 31,
                                                           ------------------------------------------------
                                                              2001        2000        2001        2000
                                                           ------------------------------------------------
Revenues:
    Insty-Prints royalty and franchise fees                   57.0%       49.9%       53.1%        47.5%
    Printing supplies and services                            26.1        27.0        26.4         28.9
    Company-owned print locations                             12.4        18.4        15.7         18.8
    Change of Mind Learning royalty fees & other income        0.7         1.4         0.8          1.2
    Other income                                               3.8         3.3         4.0          3.6
                                                             -----       -----       -----        -----
         Total revenues                                      100.0       100.0       100.0        100.0
                                                             -----       -----       -----        -----

Costs and expenses:
    Insty-Prints franchise and printing operations:
      Cost of sales--supplies and services                    18.7        19.4        19.5         21.5
      Cost of sales--print locations                           3.4         4.8         4.4          5.5
      Selling, general and administrative                     51.5        51.1        57.3         54.9
      Amortization of goodwill                                 2.3         2.5         2.4          2.7
                                                             -----       -----       -----        -----
                                                              75.9        77.8        83.6         84.6
                                                             -----       -----       -----        -----
    Change of Mind Learning franchise operations:
      Selling, general and administrative                     19.4         6.3        20.1          5.5
      Amortization of goodwill                                 0.5         0.5         0.6          0.4
                                                             -----       -----       -----        -----
                                                              19.9         6.8        20.7          5.9
                                                             -----       -----       -----        -----

Operating income (loss)                                        4.2        15.4        (4.3)         9.5
                                                             -----       -----       -----        -----

Other income (expense):
    Interest and dividends on investments                      2.0         2.9         2.2          6.1
    Interest expense on margin loans                           0.0         0.0        (1.5)         0.0
    Net gain on disposal of securities and other assets        0.2        18.5       184.7         10.0
                                                             -----       -----       -----        -----
                                                               2.2        21.4       185.4         16.1

Income before income tax                                       6.4        36.8       181.1         25.6
                                                             -----       -----       -----        -----

Income tax expense                                             2.6        14.7        72.4         10.2
                                                             -----       -----       -----        -----

Net income                                                     3.8%       22.1%      108.7%        15.4%
                                                             =====       =====       =====        =====

     Revenues. Total revenues for the three months ended May 31, 2001, consisting of royalties, sales of printing supplies and services, company-owned print and learning centers, and other income, totaled $2,063,000, a decrease of $453,000 or 18% compared to the three months ended May31, 2000. Total revenues for the six months ended May 31, 2001, of $3,919,000 were $776,000 or 16.5% below the six months ended May 31, 2000

     As expected, Insty-Prints royalty and franchise fees of $1,175,000 in the second quarter of 2001 were 6.4% below the 2000 first quarter of $1,256,000. For the six months ended May 31, 2001, royalty revenue was $2,080,000 a decrease of $149,000 or 6.7% less that the same period a year ago. The decrease in royalty and franchise fees was due primarily to a decline in the number of franchised locations in 2001 compared to 2000.

     Sales of printing supplies and services for the second quarter of 2001 decreased to $539,000 from $678,000 in 2000 or 20.5%. For the six months ended May 31, 2001, sales of printing supplies and services were $1,036,000 or 23.8% below sales of $1,359,000 for the same period a year ago. The decrease in sales for 2001 resulted primarily from reduced sales of copier supplies due to such products now being provided for in copier leases. Additionally, direct mail services sales decreased due to reduced demand from franchise owners.

     Sales at Company-owned Insty-Prints decreased to $256,000 for the second quarter of 2001, compared to $463,000 for the same quarter a year ago. For the six months ended May 31, 2001, sales of printing supplies and services were $617,000 or 30% below sales of $882,000 for the same period a year ago. The Dallas print business was closed in early February 2001, which reduced sales in both periods of 2001 compared to 2000.

     Change of Mind Learning royalties and other income were $15,000 for the second quarter of 2001, compared to $36,000 for the same period a year ago. For the six months ended May 31, 2001 royalties and other income was $30,000 or 46% below sales of $56,000 for the same period a year ago. This business began operations in January 2000 and is in its early stage of development.

     Other income was $78,000 for the quarter ended May 31, 2001, which is a decrease of $5,000 or 6.0% from the same quarter a year ago. For the six months ended May 31, 2001, other income was $156,000 or 7.7% below sales of $169,000 for the same period a year ago. For the both periods of 2001, other income was less due primarily to decreased levels of notes receivable that are outstanding on which interest income is earned.

     Cost of Sales--Printing Supplies and Services. Cost of sales decreased to $385,000 for the second quarter of 2001 from $489,000 for 2000, a decrease of 21.3% for the quarter. For the six months ended May 31, 2001, the cost of sales of printing supplies and services were $763,000 or 24.4% below sales of $1,009,000 for the same period a year ago. The decrease in the second quarter and six months ended May 31, 2001, is the result of a related decrease in product sales, as mentioned previously. Margins on printing supplies and services for the three months ended May 31, 2001 were 28.6% compared to 27.9% for the same period in 2000 and for the six months ended May 31, 2001 were 26.4% compared to 25.8% for the same period in 2000.

     Cost of Sales--Company-owned Print Locations. Cost of sales decreased to $71,000 for the second quarter of 2001 compared to $121,000 for the same quarter a year ago. For the six months ended May 31, 2001, cost of sales were $173,000 or 33.2% less than the $259,000 for the same period a year ago. Cost of sales decreased due to decreased sales in 2001 as a result of closing a printing business in early February 2001.

     Insty-Prints Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,062,000 for the second quarter of 2001 from $1,284,000 for the same period in 2000, a decrease of 17.3%. For the six months ended May 31, 2001, expenses were $2,247,000 or 12.9% less than the $2,579,000 of expenses for the same period a year ago. Expenses decreased in both periods of 2001 primarily due to reduced staffing and allocation of certain expenses to Change of Mind Learning.

     Insty-Prints Amortization of Goodwill. Amortization of goodwill decreased to $48,000 in the second quarter of 2001 compared to $63,000 in the same quarter a year ago. For the six months ended May 31, 2001, amortization was $96,000 or 23.2% below the $125,000 for the same period a year ago. The decrease for both periods of 2001 resulted from the closing of a printing business, effective November 30, 2000, and goodwill related to an intangible asset was fully amortized in May 2000.

     Change of Mind Learning Franchise Operations. Selling, general and administrative expenses were $400,000 for the second quarter of 2001, reflecting an increase of $240,000 from the second quarter of 2000. For the six months ended May 31, 2001, expenses were $787,000 or 203% greater than the $260,000 of expenses for the same period a year ago. Expenses increased due to increased developmental efforts in both periods of 2001.

     Provision for Income Taxes. The Company's effective combined federal and state income tax rate is estimated to be 40% for 2001 and was 40% for 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended May 31, 2001, the Company used funds of $1,292,000 from operating activities; a decrease of $2,444,000 from $1,152,000 of funds provided from operating activities for the six months ended May 31, 2000.

     During the six months ended May 31, 2001, investment activities of the Company included the purchase of $2,314,000 of short-term investments, the sale of $13,325,000 of marketable equity securities held for sale and purchase of $4,905,000 of maketable equities held for sale. Financing activities for the six months ended May 31, 2001 included the retirement of margin loans of $4,438,000.

     The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

     Certain franchise owners have financed their equipment purchases through a $6,000,000 equipment financing facility established with U.S. Bank Business Finance Corporation by Insty-Prints for the benefit of the franchise owners. However, future use of this financing program was terminated in April 2000. This facility is guaranteed by the Company and Insty-Prints, whose contingent liability under this agreement is the lesser of the outstanding balance or $2,400,000. A loss reserve of $145,000 is recorded on the balance sheet at May 31, 2001, representing estimated losses on this guarantee. The approximate aggregate balance outstanding under this facility as of May 31, 2001 was $608,000.

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

Item 4.   Submission of Matters to Vote of Security Holders

          On approximately April 10, 2001, proxy statements were mailed to the holders of record of 4,859,087 shares of common stock to solicit proxies in connection with the Annual Meeting of Shareholders on April 30, 2001. Two proposals, as follow, were submitted and approved by a vote of shareholders.

               (a) Election of Directors - all current directors (Robert J. Sutter, Dennis M. Mathisen, Irwin L. Jacobs, Daniel T. Lindsay, Howard Grodnick and David C. Oswald) were up for re-election to terms of one year.
               (b) Ratification and Appointment of Independent Auditors - Arthur Andersen LLP.

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

               The Company filed a Form 8-K report on June 6, 2001, regarding a change in the company's certifying accountants and announcing the appointment of two additional Directors to its Board of Directors.


               -----------------------------
               *Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: July 3, 2001             IPI, Inc.


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