Form 10QSB
period 2001-08-31
IPI INC
filed 2001-10-11
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001.


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

Yes __X__   No _____


         As of October 9, 2001, there were 4,579,687 Common Shares outstanding.

                                    IPI, INC.
                                Table of Contents


                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION

       Item 1.    Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of August
                  31, 2001 and November 30, 2000.                           3

                  Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months
                  Ended August 31, 2001 and August 31, 2000.                4

                  Condensed Consolidated Statements of Cash Flows for
                  the Nine Months Ended August 31, 2001 and August 31,
                  2000.                                                     5

                  Notes to Condensed Consolidated Financial Statements.     6-8


       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                      8-10



PART II. OTHER INFORMATION

       Item 1.    Legal Proceedings                                         11

       Item 2.    Changes in Securities                                     11

       Item 3.    Defaults Upon Senior Securities                           11

       Item 4.    Submission of Matters to Vote of Security Holders         11

       Item 5.    Other Information                                         11

       Item 6.    Exhibits and Reports of Form 8-K                          11

       Signatures                                                           11

PART I. FINANCIAL INFORMATION
ITEM 1.
                           IPI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       August 31,      November 30,
                                                                          2001             2000
                                                                      ------------     ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                        $  8,370,000     $    643,000
     Short-term investments                                              6,680,000           81,000
     Marketable equity securities                                       11,179,000       15,638,000
     Trade accounts receivable, net                                      1,089,000        1,370,000
     Current maturities of notes receivables, net of allowance of
         $157,000 and $182,000                                             637,000          707,000
     Inventories                                                           187,000          242,000
     Prepaid expenses and other                                            114,000          142,000
     Deferred income taxes                                               1,449,000        1,173,000
                                                                      ------------     ------------
         Total current assets                                           29,705,000       19,996,000
                                                                      ------------     ------------

PROPERTY AND EQUIPMENT:
     Property and equipment                                              1,862,000        1,924,000
     Less Accumulated depreciation                                      (1,202,000)      (1,148,000)
                                                                      ------------     ------------
         Property and equipment, net                                       660,000          776,000

NOTES RECEIVABLE, net of current maturities and allowance of
     $539,000 and $523,000                                                 605,000          753,000

GOODWILL AND OTHER INTANGIBLES, net                                      2,624,000        3,393,000
                                                                      ------------     ------------

                                                                      $ 33,594,000     $ 24,918,000
                                                                      ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                 $    281,000     $    676,000
     Margin loans                                                               --        4,438,000
     Accrued compensation                                                  127,000          189,000
     Accrued financing liabilities                                          50,000          145,000
     Deferred revenues                                                     108,000          200,000
     Income taxes payable                                                4,721,000               --
     Other accrued liabilities                                             576,000          689,000
                                                                      ------------     ------------
         Total current liabilities                                       5,863,000        6,337,000
                                                                      ------------     ------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                         49,000          105,000

SHAREHOLDERS' EQUITY:
     Common Stock, $.01 par value, 15,000,000 shares authorized:
         4,859,000 and 4,859,000 shares issued and outstanding              49,000           49,000
     Additional paid-in capital                                         15,769,000       15,769,000
     Retained earnings                                                  12,650,000        3,032,000
     Unrealized gain (loss) on marketable securities available for sale,
         Net of income tax effects                                        (786,000)        (374,000)
                                                                      ------------     ------------
         Total shareholders' equity                                     27,682,000       18,476,000
                                                                      ------------     ------------

                                                                      $ 33,594,000     $ 24,918,000
                                                                      ============     ============


        The accompanying notes are an integral part of these consolidated balance sheets.

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                                 August 31,                        August 31,
                                                       -------------------------------  -------------------------------
                                                            2001             2000            2001             2000
                                                       -------------------------------  -------------------------------
REVENUES:
     Insty-Prints royalty and franchise fees            $  1,073,000     $  1,121,000    $  3,153,000     $  3,350,000
     Printing supplies and services                          459,000          620,000       1,495,000        1,979,000
     Company-owned print locations                           204,000          408,000         821,000        1,291,000
     Change of Mind Learning royalty fees and
         other income                                         38,000           37,000          68,000           92,000
     Other income                                            158,000          195,000         314,000          364,000
                                                        ------------     ------------    ------------     ------------
     Total Revenues                                        1,932,000        2,381,000       5,851,000        7,076,000
                                                        ------------     ------------    ------------     ------------

COSTS AND EXPENSES:
     Insty-Prints franchise and printing operations:
       Cost of sales--supplies and services                  356,000          488,000       1,119,000        1,497,000
       Cost of sales--print locations                         57,000          128,000         230,000          387,000
       Selling, general and administrative                 1,024,000        1,304,000       3,271,000        3,883,000
       Provision for bad debts                               235,000               --         235,000               --
       Amortization of goodwill                               48,000           52,000         144,000          177,000
                                                        ------------     ------------    ------------     ------------
       Total Costs and Expenses                            1,720,000        1,972,000       4,999,000        5,944,000
                                                        ------------     ------------    ------------     ------------

     Change of Mind Learning franchise operations:
       Selling, general and administrative                   249,000          223,000       1,036,000          483,000
       Amortization of goodwill                                    0           11,000          23,000           30,000
       Impairment of goodwill                                602,000               --         602,000               --
                                                        ------------     ------------    ------------     ------------
       Total Costs and Expenses                              851,000          234,000       1,661,000          513,000
                                                        ------------     ------------    ------------     ------------

OPERATING INCOME (LOSS)                                     (639,000)         175,000        (809,000)         619,000

OTHER INCOME (EXPENSE)
     Interest and dividends on investments                    78,000           72,000         163,000          360,000
     Interest expense on margin loans                        (17,000)              --         (74,000)              --
     Net gain on disposal of securities &
         other assets                                      9,510,000            4,000      16,750,000          474,000
                                                        ------------     ------------    ------------     ------------
                                                           9,571,000           76,000      16,839,000          834,000

INCOME BEFORE INCOME TAX                                   8,932,000          251,000      16,030,000        1,453,000
INCOME TAX EXPENSE                                         3,573,000          100,000       6,412,000          581,000
                                                        ------------     ------------    ------------     ------------

NET INCOME                                              $  5,359,000     $    151,000    $  9,618,000     $    872,000
                                                        ============     ============    ============     ============

BASIC AND DILUTED EARNINGS PER
COMMON SHARE                                            $       1.10     $       0.03    $       1.98     $       0.18
                                                        ============     ============    ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON SHARE EQUIVALENTS OUTSTANDING
     - BASIC                                               4,859,000        4,859,000       4,859,000        4,843,000
                                                        ============     ============    ============     ============
     - DILUTED                                             4,859,000        4,859,000       4,859,000        4,843,000
                                                        ============     ============    ============     ============

OTHER COMPREHENSIVE INCOME, NET OF TAX (NOTE 1):
     Net Income                                         $  5,359,000     $    151,000    $  9,618,000     $    872,000
     Change in unrealized gain (loss) on marketable
         securities available for sale, net of
         income tax effects                               (9,490,000)       1,819,000        (412,000)       2,180,000
                                                        ------------     ------------    ------------     ------------

     Total Comprehensive Income                         $ (4,131,000)    $  1,970,000    $  9,206,000     $  3,052,000
                                                        ============     ============    ============     ============


  The accompanying notes are an integral part of these consolidated statements.

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                    August 31,
                                                                          -----------------------------
                                                                              2001             2000
                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $  9,618,000     $    872,000
     Adjustments to reconcile net income to net cash provided by (used
         in) operating activities-
         Depreciation and amortization                                         328,000          399,000
         Impairment of goodwill                                                602,000               --
         Provision for bad debts                                               235,000               --
         Realized gain on sale of marketable securities                    (16,738,000)              --
         Net change in other operating items:
              Trade accounts receivable                                        315,000           92,000
              Inventories                                                       55,000           72,000
              Prepaid expenses and other                                        28,000          (51,000)
              Accounts payable, deferred revenues and other accrued
                   liabilities                                               3,965,000          (92,000)
                                                                          ------------     ------------

              Net cash provided by (used in) operating activities           (1,592,000)       1,292,000
                                                                          ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net                                  (101,000)        (125,000)
     Sale (purchases) of short-term investments, net                        (6,599,000)       1,138,000
     Purchase of marketable equity securities                              (20,719,000)      (6,939,000)
     Sale of marketable equity securities                                   41,228,000               --
     Change in notes receivable, net                                           (52,000)         178,000
     Purchase of Dreamcatcher                                                       --         (560,000)
                                                                          ------------     ------------

              Net cash provided by (used in) investing activities           13,757,000       (6,308,000)
                                                                          ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in margin loans                                    (4,438,000)       4,181,000

     Increase (decrease) in cash and cash equivalents                        7,727,000         (835,000)

CASH AND CASH EQUIVALENTS, beginning of the period                             643,000        2,022,000
                                                                          ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                                  $  8,370,000     $  1,187,000
                                                                          ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:

    Income taxes paid                                                     $  1,686,000     $    545,000
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

     The Company closed its Dallas Insty-Prints business that was established in April of 1999 through the acquisition of Regency. A charge for the estimated expenses of $840,000 to close the store was recorded effective November 30, 2000. The expenses relate to losses expected in the sale of equipment and furniture, the write-off of unamortized goodwill, costs to settle lease obligations and employee terminations. As of August 31, 2001, the accrued expense balance related to the store closing charge was approximately $231,000.

     The Company is engaged in two business segments -- the franchising and operating of business printing centers under the trade name of Insty-Prints(R) and franchising and operating supplemental private learning centers under the trade name Change of Mind Learning Systems(R) (formerly Dreamcatcher Franchise Corporation).

     Statement of Financial Accounting Standards (SFAS) No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" was issued during June 1998 and, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. SFAS No. 133 was effective for the Company beginning December 1, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

     In January 2000, the Company acquired substantially all the assets of Dreamcatcher Franchise Corporation and Dreamcatcher Learning Centers, Inc. (together, Dreamcatcher). The acquisition costs included the assumption of $395,000 in obligations, legal and other related costs of $40,000, a cash payment of $125,000, the issuance of 125,000 shares of the Company's stock with a valuation of $187,000 and a future maximum earn-out provision of $375,000, based on the achievement of certain levels of operational franchised learning centers. Through the period ended August 31, 2001, no earn-out provisions were earned or paid. The acquisition price and costs exceeded the fair value of assets received by $666,000, which has been recorded as goodwill that is being amortized on a straight-line basis over 15 years. The assets purchased include furniture, computers, leasehold improvements and receivables. The remaining goodwill was written off in the third quarter of 2001 because it was determined that the carrying value would not be recovered from future net operating cash flows.

     Subsequently, the name of the company was changed to Change of Mind Learning Systems, Inc. Change of Mind Learning franchises the establishment, development and operation of facilities providing supplemental private education services to people of all ages using personalized assessments with direct instruction in reading, writing, spelling, math, study skills, G.E.D. preparation and college preparation. As of August 31, 2001, there was one operating franchise location and one corporate-owned learning center.

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

     In January 2001, the Company sold 815,100 shares of its holdings in Conseco, Inc. common stock and realized proceeds of $13,325,000 for a pre-tax gain of approximately $7,232,000. The after-tax gain was approximately $4,339,000 or $0.89 per share. Approximately $4,438,000 of the proceeds from the sale was used to re-pay all margin loans incurred when shares were purchased. Through additional purchases in March and June, 2001, the Company acquired 562,600 shares of common stock of Conseco, Inc. The Company paid approximately $8,229,000 in consideration for the 562,600 shares, which was financed from working capital of the Company. In third quarter ended August the Company sold its remaining 1,923,000 shares of Conseco common stock realizing proceeds of $27,957,000 and a pre-tax gain of $9,506,000. The after tax gain was approximately $5,704,000 or $1.17 per share of IPI stock outstanding at the quarter end. The shares were purchased for investment purposes only and the Company has no relationship to Conseco, Inc. other than that of shareholder. All shares were purchased in open market transactions.

     In a series of transactions during August 2001, the Company purchased 2,081,800 shares of common stock of Clarent Corporation (Nasdaq NM: CLRN), Clarent Corporation is a California-based provider of Internet protocol communication solutions. The Company paid approximately $12,485,030 in total consideration for the 2,081,800 shares, which was financed from the working capital of the Company. The Company's total holdings in Clarent Corporation constitute approximately 5.1% of the 40,685,480 outstanding shares of common stock of Clarent Corporation as reported in Clarent Corporation's Quarterly Report on form 10-Q for the quarter ended June 30, 2001. The shares were purchased because the Company feels the shares are undervalued. The Company has no relationship to Clarent Corporation other than that of shareholder. On September 4, 2001, subsequent to the purchase of Clarent stock, Clarent Corporation issued a press release announcing an investigation on the potential overstatement of historical revenues. Clarent indicated it expects the 2001 first and second quarters revenues will be reduced and related net losses increased. Trading in Clarent Corporation stock was halted on September 4, 2001 pending resolution of the first and second quarter results of operation. The investment has been recorded at the market closing price as of August 31, 2001.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As of August 31, 2001, the Company, through its wholly owned subsidiary Insty-Prints, had 211 franchise locations and one Company-owned store and, through Change of Mind, had one franchise location and one Company-owned location.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data as a percentage of sales for the periods indicated:

                                                                Quarter Ended            Nine Month Ended
                                                                  August 31,                August 31,
                                                           --------------------------------------------------
                                                             2001          2000         2001          2000
                                                           --------------------------------------------------
Revenues:
    Insty-Prints royalty and franchise fees                    55.5%         47.1%        53.9%         47.3%
    Printing supplies and services                             23.8          26.0         25.6          28.0
    Company-owned print locations                              10.6          17.1         14.0          18.2
    Change of Mind Learning royalty fees & other income         2.0           1.6          1.2           1.3
    Other income                                                8.1           8.2          5.3           5.2
                                                           --------      --------     --------      --------
         Total revenues                                       100.0         100.0        100.0         100.0
                                                           --------      --------     --------      --------
Costs and expenses:
    Insty-Prints franchise and printing operations:
      Cost of sales--supplies and services                     18.4          20.5         19.1          21.2
      Cost of sales--print locations                            3.0           5.4          3.9           5.5
      Selling, general and administrative                      53.0          54.8         55.9          54.9
      Provision for Bad Debt                                   12.2            --          4.0            --
      Amortization of goodwill                                  2.4           2.2          2.5           2.5
                                                           --------      --------     --------      --------
                                                               89.0          82.9         85.4          84.1
                                                           --------      --------     --------      --------
    Change of Mind Learning franchise operations:
      Selling, general and administrative                      12.9           9.4         17.7           6.8
      Amortization of goodwill                                   --           0.4          0.4           0.4
      Impairment of goodwill                                   31.2           0.0         10.3           0.0
                                                           --------      --------     --------      --------
      Total Costs and Expenses                                 44.1           9.8         28.4           7.2
                                                           --------      --------     --------      --------

Operating income (loss)                                       (33.1)          7.3        (13.8)          8.7
                                                           --------      --------     --------      --------
Other income (expense):
    Interest and dividends on investments                       4.0           3.0          2.8           5.1
    Interest expense on margin loans                           (0.8)          0.0         (1.3)          0.0
    Net gain on disposal of securities and other assets       492.2           0.2        286.3           6.7
                                                           --------      --------     --------      --------
                                                              495.4           3.2        287.8          11.8
                                                           --------      --------     --------      --------
Income before income tax                                      462.3          10.5        274.0          20.5
                                                           --------      --------     --------      --------

Income tax expense                                            184.9           4.2        109.6           8.2
                                                           --------      --------     --------      --------

Net income                                                    277.4%          6.3%       164.4%         12.3%
                                                           ========      ========     ========      ========

     Revenues. Total revenues for the three months ended August 31, 2001, consisting of royalties, sales of printing supplies and services, company-owned print and learning centers, and other income, totaled $1,932,000, a decrease of $449,000 or 18.9% compared to the three months ended August 31, 2000. Total revenues for the nine months ended August 31, 2001, of $5,851,000 were $1,225,000 or 17.3% below the nine months ended August 31, 2000.

     As expected, Insty-Prints royalty and franchise fees of $1,073,000 in the third quarter of 2001 were 4.3% below the 2000 third quarter of $1,121,000. For the nine months ended August 31, 2001, royalty revenue was $3,153,000 a decrease of $197,000 or 5.9% less than the same period a year ago. The decrease in royalty and franchise fees was due primarily to a decline in the number of franchised locations in 2001 compared to 2000.

     Sales of printing supplies and services for the third quarter of 2001 decreased to $459,000 from $620,000 in 2000 or 26%. For the nine months ended August 31, 2001, sales of printing supplies and services were $1,495,000 or 24.5% below sales of $1,979,000 for the same period a year ago. The decrease in sales for 2001 resulted primarily from reduced sales of copier supplies due to such products now being provided for in copier leases. Additionally, direct mail services sales decreased due to reduced demand from franchise owners.

     Sales at Company-owned Insty-Prints decreased to $204,000 for the third quarter of 2001, compared to $408,000 for the same quarter a year ago. For the nine months ended August 31, 2001, sales of printing supplies and services were $821,000 or 36.4% below sales of $1,291,000 for the same period a year ago. The Dallas print business was closed in early February 2001, which reduced sales in 2001 compared to 2000.

     Change of Mind Learning royalties and other income were $38,000 for the third quarter of 2001, compared to $37,000 for the same period a year ago. For the nine months ended August 31, 2001 royalties and other income was $68,000 or 26.1% below the $92,000 for the same period a year ago. This business began operations in January 2000 and is in its early stage of development.

     Other income was $158,000 for the quarter ended August 31, 2001, which is a decrease of $37,000 or 19.0% from the same quarter a year ago. For the nine months ended August 31, 2001, other income was $314,000 or 13.7% below the $364,000 for the same period a year ago. For 2001, other income was less due primarily to decreased levels of notes receivable that are outstanding on which interest income is earned.

     Cost of Sales--Printing Supplies and Services. Cost of sales decreased to $356,000 for the third quarter of 2001 from $488,000 for 2000, a decrease of 27.1% for the quarter. For the nine months ended August 31, 2001, the cost of sales of printing supplies and services were $1,119,000 or 25.3% below sales of $1,497,000 for the same period a year ago. The decrease in the third quarter and nine months ended August 31, 2001, is the result of a related decrease in product sales, as mentioned previously. Margins on printing supplies and services for the three months ended August 31, 2001 were 22.4% compared to 21.3% for the same period in 2000 and for the nine months ended August 31, 2001 were 25.2% compared to 24.4% for the same period in 2000.

     Cost of Sales--Company-owned Print Locations. Cost of sales decreased to $57,000 for the third quarter of 2001 compared to $128,000 for the same quarter a year ago. For the nine months ended August 31, 2001, cost of sales were $230,000 or 40.6% less than the $387,000 for the same period a year ago. Cost of sales decreased due to decreased sales in 2001 as a result of closing a printing business in early February 2001.

     Insty-Prints Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,024,000 for the third quarter of 2001 from $1,304,000 for the same period in 2000, a decrease of 21.5%. For the nine months ended August 31, 2001, expenses were $3,271,000 or 15.8% less than the $3,883,000 of expenses for the same period a year ago. Expenses decreased in both periods of 2001 primarily due to reduced staffing and allocation of certain expenses to Change of Mind Learning.

     Insty-Prints Provision for Bad Debt. A provision for bad debts expense of $235,000 was recorded for the third quarter of 2001 compared to no provision expense for the same period in 2000. The provision for bad debts was recorded to recognize a deterioration in the likely collection of note and other receivables.

     Insty-Prints Amortization of Goodwill. Amortization of goodwill decreased to $48,000 in the third quarter of 2001 compared to $52,000 in the same quarter a year ago. For the nine months ended August 31, 2001, amortization was $144,000 or 18.6% below the $177,000 for the same period a year ago. The decrease in 2001 resulted from the closing of a printing business, effective November 30, 2000, and goodwill related to an intangible asset was fully amortized in May 2000.

     Change of Mind Learning Franchise Operations. Selling, general and administrative expenses were $249,000 for the third quarter of 2001, reflecting an increase of $26,000 from the third quarter of 2000. For the nine months ended August 31, 2001, expenses were $1,036,000 or 114.5% greater than the $483,000 of expenses for the same period a year ago. Expenses increased due to increased developmental efforts in both periods of 2001.

     Change of Mind Learning Franchise Impairment of Goodwill. The remaining goodwill of $602,000 was written off in the third quarter of 2001. Based on the current state of progress and the more immediate future prospects for the business, it was determined the write-off of goodwill was appropriate.

     Provision for Income Taxes. The Company's effective combined federal and state income tax rate is estimated to be 40% for 2001 and was 40% for 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended August 31, 2001, the Company used funds of $1,592,000 from operating activities; a decrease of $2,884,000 from $1,292,000 of funds provided from operating activities for the nine months ended August 31, 2000.

     During the nine months ended August 31, 2001, investment activities of the Company included the purchase of $6,599,000 of short-term investments, the sale of $41,228,000 of marketable equity securities held for sale and purchase of $20,719,000 of marketable equities held for sale. Financing activities for the nine months ended August 31, 2001 included the retirement of margin loans of $4,438,000.

     The Company has no bank debt or credit facility. Operations are funded from cash generated by the business.

     Certain franchise owners have financed their equipment purchases through a $6,000,000 equipment financing facility established with U.S. Bank Business Finance Corporation by Insty-Prints for the benefit of the franchise owners. New financings under this program ceased in April 2000. This facility is guaranteed by the Company and Insty-Prints, whose contingent liability under this agreement is the lesser of the outstanding balance or $2,400,000. A loss reserve of $50,000 is recorded on the balance sheet at August 31, 2001, representing estimated losses on this guarantee. The approximate aggregate balance outstanding under this facility as of August 31, 2001 was $512,000.

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

           (b)  Reports on Form 8-K.
                The Company filed a Form 8-K report on August 15, 2001 related to the sale of Conseco common stock, which is classified as marketable equity securities held for sale.

                The Company filed a Form 8-K report on September 5, 2001, related to the purchase of Clarent common stock in August 2001, which is classified as marketable equity securities held for sale.

                ------------------------------
                *Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 11, 2001        IPI, Inc.


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