Form 10KSB/A
period 2000-11-30
IPI INC
filed 2001-12-31
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                         AMENDMENT NO. 1 TO FORM 10-KSB

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act. For the transition period from _________ to _________

Commission file number              001-15563
                       ---------------------------------------------------------

                                    IPI, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                 MINNESOTA                            41-1449312
     -----------------------------------------------------------------------
     (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
      Incorporation or Organization)

                                8091 WALLACE ROAD
                             EDEN PRAIRIE, MN 55344
                             ----------------------
                    (Address of Principal Executive Offices)

                                 (952) 975-6200
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class        Name of each exchange on which registered

----------------------------    -----------------------------------------

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
                                                           -------------

         As of February 16, 2001, 4,859,087 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based on the closing sales price of these shares on the Amex) held by non-affiliates was approximately $6,692,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         A copy of the Company's definitive proxy statement for its annual meeting of shareholders, which was filed with the Securities and Exchange Commission within 120 days of November 30, 2000, is incorporated into Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format: Yes ___ No _X_


         THE REGISTRANT'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED NOVEMBER 30, 2000 IS HEREBY AMENDED TO READ AS FOLLOWS:

                                    IPI, INC.
                            FORM 10-KSB ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

                                Table of Contents




PART I                                                                      PAGE
                                                                            ----
  Item 1.    Description of Business.                                          3
  Item 2.    Description of Properties.                                        6
  Item 3.    Legal Proceedings.                                                7
  Item 4.    Submission of Matters to a Vote of Security Holders.              7

PART II

  Item 5.    Market For Common Equity and Related Stockholder Matters.         7
  Item 6.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                   7
  Item 7.    Financial Statements.                                            12
  Item 8.    Changes In and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                    29

PART III

  Item 9.    Directors, Executive Officers, Promoters and Control Persons,
                  Compliance With Section 16(a) of the Exchange Act.          29
  Item 10.   Executive Compensation.                                          29
  Item 11.   Security Ownership of Certain Beneficial Owners and
                  Management.                                                 29
  Item 12.   Certain Relationships and Related Transactions.                  29
  Item 13.   Exhibits and Reports on Form 8-K.                                30

SIGNATURES                                                                    31

                           IPI, INC. AND SUBSIDIARIES
                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL
     IPI, Inc. (the Company), a Minnesota corporation, was incorporated in 1983 to acquire 100% of the stock of Insty-Prints, Inc. (Insty-Prints). Insty-Prints is a wholly owned subsidiary of the Company. The Company, through 221 franchised and corporate-owned locations with the "Insty-Prints" trade name, offers full-service business printing, focusing on the fast-turnaround market. The Company's franchise owners provide a wide variety of services primarily to business customers, ranging from the printing of simple business cards to full color brochures. The Company's growth strategy has included acquisitions. In March 1994, the Company acquired all the outstanding stock of The Printhouse Express, Inc. (Printhouse) from a franchisor of full service business printing centers, primarily in the Washington D.C. area. Printhouse had 19 locations when acquired, all of which subsequently converted to Insty-Prints stores. Effective November 30, 1994, Printhouse was merged into Insty-Prints. In June 1995, the Company acquired the franchise contracts and certain notes receivable of Copy Boy Corporation (Copy Boy), a franchisor of 21 fast-turnaround business printing locations in the Phoenix and Tucson markets. All 21 Copy Boy stores subsequently converted to new Insty-Prints 20-year franchise contracts. In April 1999, the Company initiated a strategy to acquire and directly operate company-owned Insty-Prints locations through the purchase of Regency Printing in Dallas, Texas. See note 2 to the financial statements in this Form 10K. As of November 30, 2000, the Company had two company-owned Insty-Prints locations in Dallas, Texas and Charlotte, North Carolina. However, the operation of the Dallas location has not met management expectations and it will be closed in early 2001. A charge of $840,000 was recorded as of November 30, 2000 to recognize the associated costs.

     In January 2000, the Company acquired substantially all the assets of Dreamcatcher Franchise Corporation and Dreamcatcher Learning Centers, Inc. See
note 2 to the financial statements in this Form 10K. Dreamcatcher Franchise Corporation ("DFC") franchises the establishment, development and operation of facilities providing supplemental private education services to people of all ages using personalized assessments with direct instruction in reading, writing, spelling, math, algebra, study skills, G.E.D. preparation and college preparation. The acquisition included 10 operating franchise locations; 14 contracted, but unopened franchise locations; and three operating learning centers. In January 2001, DFC changed its name to Change of Mind Learning Systems, Inc. ("Change of Mind Learning") to better reflect the image and identity of the Company's learning center business. The Company's intent is to build and develop a national franchise network of learning centers under the Change of Mind Learning marks. The existing franchises are operating under the Dreamcatcher marks.

QUICK PRINT INDUSTRY
     Information from Quick Print Magazine estimates that the quick printing industry consists of approximately 30,000 business locations nationwide. Of all quick printing locations, only approximately 4,700 are franchised, according to International Franchise Association information. Aggregate demand for fast turnaround business printing has increased in recent years due to significant advances in printing and copying technology, expanded services offered and the reduction of in-house printing operations. Desktop publishing, the Internet and digital pre-press technology have allowed quick printers to quickly and easily obtain customers' electronic originals and produce smaller copying and printing runs economically, shifting demand from commercial printers to fast turn-around business printers. As a result, small businesses, which previously could not afford or attract the services of a large commercial printer, can now utilize the services of quick printers on a cost-effective basis. These advances in technology have also resulted in an expanded array of services offered by quick printing locations, attracting new customers and increasing sales to existing customers. In addition, corporate downsizing in the 1990's has eliminated many internal printing functions, thereby increasing the demand for external printing operations.

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

FRANCHISING -- INSTY-PRINTS
     The Company is a franchisor of business printing centers, which use the "Insty-Prints" name and business systems. The franchise owners all sign agreements with the Company, typically 20 years in length, which detail the terms of the relationship. Terms include the definition of exclusive territories; reporting requirements to the Company; fees such as royalties, franchise fees and training and development fees; terminations; a covenant not to compete; and other matters. Ongoing royalty fees range from 2-4 1/2% of franchise sales.

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

         Equipment Financing. The Company and Insty-Prints have guaranteed certain loans made by U.S. Bank Business Finance Corporation to individual franchise owners for the purchase or lease of certain capital equipment that aggregated $1,046,000 and $1,665,000 at November 30, 2000 and 1999,
respectively. Effective in April 2000, this financing relationship was terminated as it relates to future financing.

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

     A typical location is owner-operated and has two full time staff as well as part-time instructors. Change of Mind Learning recommends that the business locate in high visibility, retail locations, such as strip malls, with location size of 1,500-1,800 square feet. The cost to a prospective owner to open a Change of Mind Learning center ranges from $98,000 to $165,000. Ongoing royalties paid by franchisees range from 5-8%.

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

RESULTS OF OPERATIONS
     The following table sets forth certain consolidated statement of operations data as a percentage of sales for the periods indicated:

                                                                      Fiscal Year Ended November 30,
                                                                      ------------------------------
                                                                        2000        1999       1998
                                                                       -----       -----      -----
          REVENUES
            Insty-Prints royalties and franchise fees                   48.0%       45.0%      41.8%
            Printing equipment, supplies and services                   27.9        31.8       36.6
            Company-owned print locations                               18.1        17.7       15.5
            Change of Mind Learning royalties and other income           1.2         0.0        0.0
            Note interest and other income                               4.8         5.5        6.1
                                                                       -----       -----      -----
               Total Revenues                                          100.0       100.0      100.0
                                                                       -----       -----      -----

          COSTS AND EXPENSES
            Insty-Prints franchise operations:
               Cost of sales                                            20.8        23.9       28.8
               Selling, general and administrative expenses             34.9        32.4       30.4
               Amortization of goodwill and other intangibles            2.3         2.3        2.1
                                                                       -----       -----      -----
                                                                        58.0        58.6       61.3
            Company-owned print locations:
               Cost of sales                                             5.4         5.5        5.1
               Selling, general and administrative expenses             19.9        14.8        9.6
               Charge for store closing                                  9.0         0.0        0.0
               Amortization of goodwill and other intangibles            0.2         0.1        0.0
                                                                       -----       -----      -----
                                                                        34.5        20.4       14.7
            Change of Mind Learning franchise operations:
               Cost of sales                                             0.3         0.0        0.0
               Selling, general and administrative expenses              8.9         0.0        0.0
               Amortization of goodwill and other intangibles            0.5         0.0        0.0
                                                                       -----       -----      -----
                                                                         9.7         0.0        0.0

          OPERATING INCOME (LOSS)                                       (2.2)       21.0       24.0
            Other income (expense):
               Interest and dividends on investments                     4.6         7.6        5.6
               Interest expense on margin loans                         (1.3)        0.0        0.0
               Net gain on disposal of securities and other assets       5.2         0.3        0.0
                                                                       -----       -----      -----
                                                                         8.5         7.9        5.6
                                                                       -----       -----      -----

          INCOME BEFORE INCOME TAX                                       6.3        28.9       29.6

          INCOME TAX EXPENSE                                             2.5        11.6       11.0
                                                                       -----       -----      -----

          NET INCOME                                                     3.8%       17.3%      18.6%
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

     Insty-Prints royalty and franchise fee revenue decreased 3.5% to $4,463,000 in 2000 from $4,626,000 in 1999. Royalties for 1998 were $4,545,000, resulting in an annual increase of 1.8% in 1999 compared to 1998. Royalty decreases in 2000 over 1999 were primarily attributable to an unexpected collection of approximately $90,000 of royalties in 1999 on a franchisee's previously unreported sales and from reduced number of franchised locations, offset by increased year over year sales by continuing franchisees. The unreported sales on which $90,000 of royalties were paid in 1999 were discovered in an audit of a franchisee's records and related to approximately a 3 year period. Calendar year average annualized sales per location open and reporting for the complete 12-month period were $573,000 for 2000, $551,000 for 1999 and $521,000 for 1998.
As of December 31, 2000, there were 221 franchise and company-owned locations compared to 236 as of December 31, 1999 and 253 as of December 31, 1998. The reduced number of franchise locations in 2000 compared to 1999 and 1998 resulted mostly from the closing of under-performing stores. With the continued consolidation in the printing industry, it is expected that royalty revenues will decrease approximately 5% in the year 2001 compared to 2000. Franchise fee revenues were not significant in 2000, 1999 or 1998 due to the Company's emphasis on growth through acquisitions and increasing existing franchise location sales rather than seeking to add new locations by sales of new franchises. All franchise fee revenue in 2000, 1999 and 1998 were related to re-sales of existing locations. No new location openings are currently expected in future periods.

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

COMPANY-OWNED PRINT LOCATIONS--CHARGE FOR STORE CLOSING
Due to continued operating losses, which in the year 2000 totaled over $500,000, and management's judgment that a turnaround of this business was highly unlikely within a reasonable period of time the Company made a decision to close its Dallas Insty-Prints business that was established in April of 1999 through the acquisition of Regency Printing. A charge of $840,000 for estimated expenses to close the store was recorded as of November 30, 2000. The expenses related to the losses expected in the sale of equipment and furniture, the write-off of goodwill, cost to settle lease obligations and employee terminations. The following table details the restructuring costs as of November 30, 2000:

       RESTRUCTURING COSTS:
            Equipment lease exit fees        $293,000
            Building lease exit fees           86,000
            Severance and other costs          84,000
                                             --------

       TOTAL:                                $463,000
                                             ========

In addition to the $463,000 of restructuring costs, unamortized goodwill of $209,000 and $168,000 of book value of fixed assets were written off to arrive at the total charge for store closing of $840,000. No payments have been made on these restructuring costs as of November 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES
     During fiscal year 2000, the Company generated $3,270,000 of cash from operating activities, compared to $964,000 in fiscal 1999 and $1,819,000 in fiscal 1998. The increased cash generated from operating activities in 2000 compared to 1999 resulted primarily from the sale of short-term securities offset by reduced net income. For fiscal year 2000, cash was used to purchase marketable equity securities, additionally, short-term borrowings were incurred to purchase marketable equity securities. The Company also used $560,000 in 2000 to acquire the business assets of a learning center business. For fiscal year 1999, cash was principally used to fund the purchase of marketable equity securities and the Company acquired a print business resulting in a cash outlay of $431,000.

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

                           IPI, INC. AND SUBSIDIARIES

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING
   - BASIC                                                      4,847,000        4,734,000        4,734,000
                                                             ============     ============     ============
   - DILUTED                                                    4,847,000        4,734,000        4,745,000
                                                             ============     ============     ============
OTHER COMPREHENSIVE INCOME, NET OF TAX
   (NOTE 1)
   Net income                                                $    350,000     $  1,782,000     $  2,032,000
   Unrealized loss on marketable securities available for
    sale, net ofincome tax effects                               (374,000)         (80,000)        (242,000)
   Reclassification adjustment for prior period loss upon
    sale in current year at a gain                                369,000               --               --
                                                             ------------     ------------     ------------
   Total comprehensive income                                $    345,000     $  1,702,000     $  1,790,000
                                                             ============     ============     ============


              The accompanying notes are an integral part of these
                            consolidated statements.

                           IPI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                          Common Stock            Additional       Retained        Unrealized
                                   --------------------------      Paid-In         Earnings         Loss on
                                      Shares        Amount         Capital         (Deficit)       Securities          Total
                                      ------        ------       ------------    ------------     ------------     ------------

BALANCE, November 30, 1997          4,734,000    $     47,000    $ 15,584,000    $ (1,132,000)    $    (47,000)    $ 14,452,000
                                  -----------    ------------    ------------    ------------     ------------     ------------
Net income                                 --              --              --       2,032,000               --        2,032,000
Unrealized loss on marketable
  securities available for
  sale, net of income tax
  effects                                  --              --              --              --         (242,000)        (242,000)
                                  -----------    ------------    ------------    ------------     ------------     ------------

BALANCE, November 30, 1998          4,734,000          47,000      15,584,000         900,000         (289,000)      16,242,000
                                  -----------    ------------    ------------    ------------     ------------     ------------
Net income                                 --              --              --       1,782,000               --        1,782,000
Unrealized loss on marketable
  securities available for
  sale, net of income tax
  effects                                  --              --              --              --          (80,000)         (80,000)
                                  -----------    ------------    ------------    ------------     ------------     ------------

BALANCE, November 30, 1999          4,734,000          47,000      15,584,000       2,682,000         (369,000)      17,944,000
                                  -----------    ------------    ------------    ------------     ------------     ------------
Net income                                 --              --              --         350,000               --          350,000
Unrealized loss on marketable
  securities available for
  sale,                                    --              --              --              --         (374,000)        (374,000)
Reclassification adjustment
  for prior period loss upon
  sale in current year at a
  gain                                     --              --              --              --          369,000          369,000

Stock issued in acquisition           125,000           2,000         185,000              --               --          187,000
                                  -----------    ------------    ------------    ------------     ------------     ------------

BALANCE, November 30, 2000          4,859,000    $     49,000    $ 15,769,000    $  3,032,000     $   (374,000)    $ 18,476,000
                                  ===========    ============    ============    ============     ============     ============


              The accompanying notes are an integral part of these
                            consolidated statements.

                           IPI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the Years Ended November 30
                                                                     ----------------------------------------------
                                                                         2000             1999             1998
                                                                     ------------     ------------     ------------
OPERATING ACTIVITIES:
   Net income                                                        $    350,000     $  1,782,000     $  2,032,000
   Adjustments to reconcile net income to net cash provided
      by operating activities-
         Depreciation and amortization                                    534,000          440,000          418,000
         Charge for store closing                                         840,000               --               --
         Deferred income taxes                                           (243,000)         (65,000)         (54,000)
         Purchase of short-term investments                               (81,000)      (1,350,000)        (640,000)
         Sale of short-term investments                                 2,590,000          100,000          100,000
         Realized gain on sale of marketable equity securities           (461,000)              --               --
         Net change in other operating items:
            Trade accounts receivable                                      (3,000)        (146,000)          49,000
            Inventories                                                    29,000          135,000          (78,000)
            Prepaid expenses and other                                      1,000           (6,000)          27,000
            Accounts payable, deferred revenues and other accrued
               liabilities                                               (286,000)          74,000          (35,000)
                                                                     ------------     ------------     ------------
               Net cash provided by operating activities                3,270,000          964,000        1,819,000
                                                                     ------------     ------------     ------------
INVESTING ACTIVITIES:
   Purchase of property and equipment, net                               (209,000)        (371,000)        (238,000)
   Purchase of marketable equity securities                           (16,261,000)      (2,029,000)              --
   Sale of marketable equity securities                                 7,579,000               --               --
   Change in notes receivable, net                                        364,000           61,000          953,000
   Purchase of Regency Printing                                                --         (431,000)              --
   Purchase of Dreamcatcher                                              (560,000)              --               --
                                                                     ------------     ------------     ------------
           Net cash provided by (used in) investing activities         (9,087,000)      (2,770,000)         715,000
                                                                     ------------     ------------     ------------
FINANCING ACTIVITIES:
   Margin loans                                                         4,438,000               --               --
                                                                     ------------     ------------     ------------
           Increase (decrease) in cash and cash equivalents            (1,379,000)      (1,806,000)       2,534,000
                                                                     ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, beginning of year                            2,022,000        3,828,000        1,294,000
                                                                     ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, end of year                               $    643,000     $  2,022,000     $  3,828,000
                                                                     ============     ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                 $    592,000     $  1,430,000     $  1,141,000
                                                                     ============     ============     ============
   Equipment acquired under capital leases                           $         --     $    545,000     $         --
                                                                     ============     ============     ============
   Assets acquired through issuance of common stock                  $    187,000     $         --     $         --
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

CHARGE FOR STORE CLOSING

Due to continued operating losses, which in the year 2000 totaled over $500,000, and management's judgment that a turnaround of this business was highly unlikely within a reasonable period of time the Company made a decision to close its Dallas Insty-Prints business that was established in April of 1999 through the acquisition of Regency Printing. A charge of $840,000 for estimated expenses to close the store was recorded as of November 30, 2000. The expenses related to the losses expected in the sale of equipment and furniture, the write-off of goodwill, cost to settle lease obligations and employee terminations. The following table details the restructuring costs as of November 30, 2000:

       RESTRUCTURING COSTS:
            Equipment lease exit fees      $293,000
            Building lease exit fees         86,000
            Severance and other costs        84,000
                                           --------

       TOTAL:                              $463,000
                                           ========

In addition to the $463,000 of restructuring costs, unamortized goodwill of $209,000 and $168,000 of book value of fixed assets were written off to arrive at the total charge for store closing of $840,000. No payments have been made on these restructuring costs as of November 30, 2000.


REVENUE RECOGNITION

Franchise fee revenue related to the sale of new franchises is recognized when earned, which occurs in two parts: training fees are recognized at the completion of new owners training and the second part of revenue recognition occurs after the opening of new locations. Insty-Prints franchisees are required to pay monthly royalty fees of 2% to 4.5% of gross revenues over the term of the franchise agreement of up to 20 years. Change of Mind Learning franchisees are required to pay royalties weekly, which range from 5-8 % of gross revenues over the term of franchise agreements of up to 10 years. Royalty fees are recognized as revenue on the accrual method while revenue from printing equipment, supply sales, educational materials and print sales is recognized upon shipment.

DEFERRED REVENUE

Deferred revenue on the balance sheets as of November 30, 2000 and 1999 represent prepaid royalty fees and franchise non-compete buy-out fees paid at the expiration of a franchise agreement. Prepaid royalties are amortized into income as earned, based on monthly sales reported by a franchisee. Franchise non-compete buy-out fees are paid at the expiration of a franchise in exchange for non-enforcement of non-compete provisions of the franchise agreement and normally are equal to approximately three years royalties and are amortized into income over a three-year period.

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

The provision for income taxes consists of the following:

                                              For the Years Ended November 30
                                          -------------------------------------
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
                                          =========    ==========    ==========


The differences between income taxes computed using the federal statutory rate and the effective tax rate were as follows:

                                                           For the Years Ended
                                                               November 30
                                                          ---------------------
                                                          2000    1999     1998
                                                          ----    ----     ----

         Federal statutory rate                            34%     34%      34%
         State income taxes, net of federal tax benefit     2       4        1
         Nondeductible amortization                         4       2        2
                                                          ----    ----     ----
                                                           40%     40%      37%
                                                          ====    ====     ====

The tax effect of significant temporary differences representing deferred tax assets, as of November 30, are as follows:

                                                       2000            1999
                                                    ----------       --------
            Allowance for losses                    $  274,000       $313,000
            Accrued financing liabilities               57,000         59,000
            Accrued compensation                        27,000         27,000
            Accrued franchise incentives                64,000         66,000
            Accrued expenses-store closing             328,000             --
            Other                                      423,000        465,000
                                                    ----------       --------
                                                    $1,173,000       $930,000
                                                    ==========       ========


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

The following is a summary of activity of the plans for the years ended November 30, 2000, 1999 and 1998:

                                                       Number
                                                         of         Price
                                                       Options    Per Share
                                                      --------    ---------

            Outstanding, November 30, 1997             300,000       $4.00
                                                       -------     -------
                 Granted                                22,000        4.45
                 Cancelled                             (55,000)       4.00
                                                       -------     -------
            Outstanding, November 30, 1998             267,000        4.04
                                                       -------     -------
                 Granted                                69,000        4.00
                 Cancelled                              (8,000)       4.25
                                                       -------     -------
            Outstanding, November 30, 1999             328,000        4.02
                                                       -------     -------
                 Granted                                87,000        4.00
                 Cancelled                             (28,000)       4.07
                                                       -------     -------
            Outstanding, November 30, 2000             387,000       $4.01
                                                       =======     =======


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

                                         2000          1999           1998
                                       --------     ----------     ----------
     Net Income
         As reported                   $350,000     $1,782,000     $2,032,000
         Pro forma                      258,000      1,702,000      1,960,000
     Income Per Share-as reported:
         Basic and diluted                 $.07           $.38           $.43
     Income Per Share-pro forma:
         Basic and diluted                 $.05           $.36           $.41

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information called for in this item is incorporated by reference to the Sections of the Proxy Statement entitled "Information Concerning the Director Nominees," "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Year 2001 Annual Meeting of Shareholders.


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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for in this item is incorporated by reference to the Section of the Proxy Statement for the Year 2001 Annual Meeting of Shareholders entitled "Certain Transactions."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.                  Description
----------- --------------------------------------------------------------------

    2.1     Asset Purchase Agreement by and among IPI, Inc., Insty-Prints, Inc.,
            Copy Boy Corporation and Stan P. Hilkemeyer dated effective June 1,
            1995 (5)
    3.1     Articles of Incorporation as amended and restated to date (1)
    3.2     By-laws (1)
      4     Specimen of Common Stock (2)
  +10.1     Form of Insty-Prints, Inc. Franchise Agreement (6)
  +10.2     1994 Long-Term Incentive Plan, as amended (1) (7) (8)
  +10.3     1994 Non-Employee Directors' Stock Option Plan (1)
  +10.3a    Amendment to Non-Employees Directors' Stock Option Plan dated
            October 13, 1995 (4)
   10.4     Management Services Agreement between Jacobs Management Corporation and Insty-Prints dated effective December 1, 1993 (1)
   10.5     Management Services Agreement between Jacobs Management Corporation and IPI, Inc. dated effective December 1, 1993 (1)
   10.6     Amended and Restated Ultimate Net Loss Agreement between FBS
            Business Finance Corporation and Insty-Prints dated October 3, 1995
            (3)
   10.8     Lease for Corporate Headquarters of IPI, Inc. (3)
   10.9     Lease for Corporate Headquarters of IPI, Inc. (9)
  10.10     Form of Change of Mind Learning System, Inc. Franchise Agreement (9)
  10.11     Asset Purchase Agreement between IPI, Inc. and Dreamcatcher
            Franchise Corporation dated January 5, 2000 (9)
  10.12     Asset Purchase Agreement between IPI, Inc. and Dreamcatcher Learning
            Centers, Inc. dated January 5, 2000 (9)
     11     Statement Re: Computation of per share earnings (9)
     21     List of Subsidiaries of IPI, Inc. (9)
    *23     Consent of Independent Public Accountants

    *   Filed herewith
    + Material contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB pursuant to Item 13(a).
    (1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-77190C).
    (2) Incorporated by reference to Amendment No.1 to the registrant's statement on Form SB-2 (File No. 33-77190C).
    (3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended November 30, 1994.
    (4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-99770).
    (5) Incorporated by reference to the Registrant's Current Report on Form 8-K filed June 1, 1995.
    (6) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended November 30, 1996.
    (7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-28413).
    (8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-54674).
    (9) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended November 30, 2000.

(b) Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended November 30, 2000.

                                   SIGNATURES


         In accordance with Sections 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on December 31, 2001.

         IPI, Inc.


         By:  /S/ Robert J. Sutter
             -------------------------------
                  Robert J. Sutter
             CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD

         In accordance with the Exchange Act, this report has been signed below on December 31, 2001 by the following persons on behalf of the registrant and in the capacities indicated.


   Signatures               Title
   ----------               -----


 /S/ Robert J. Sutter       Chief Executive Officer; Chairman of the Board
--------------------------     (Principal Executive Officer)
    Robert J. Sutter

 /S/ Irwin L. Jacobs        Director
--------------------------
    Irwin L. Jacobs

 /S/ Daniel T. Lindsay      Director
--------------------------
    Daniel T. Lindsay

 /S/ Howard Grodnick        Director
--------------------------
    Howard Grodnick

 /S/ Dennis M. Mathisen     Director
--------------------------
    Dennis M. Mathisen

 /S/ David C. Oswald        Director/President and CEO of Insty-Prints, Inc.
--------------------------     and Vice President of IPI, Inc.
    David C. Oswald

 /S/ David M. Engel         Vice President - Finance and Chief Financial Officer
--------------------------     (Principal Accounting Officer and Principal
    David M. Engel              Financial Officer)