Form 10QSB/A
period 2001-08-31
IPI INC
filed 2001-12-31
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                         AMENDMENT NO. 1 TO FORM 10-QSB



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

         THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED AUGUST 31, 2001 IS HEREBY AMENDED TO READ AS FOLLOWS:

                                    IPI, INC.
                                Table of Contents


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets as of August 31,
                 2001 and November 30, 2000.                               3

                 Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months
                 Ended August 31, 2001 and August 31, 2000.                4

                 Condensed Consolidated Statements of Cash Flows for the
                 Nine Months Ended August 31, 2001 and August 31, 2000.    6

                 Notes to Condensed Consolidated Financial Statements.     7-9

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                      10-12



PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                         13

        Item 2.  Changes in Securities                                     13

        Item 3.  Defaults Upon Senior Securities                           13

        Item 4.  Submission of Matters to Vote of Security Holders         13

        Item 5.  Other Information                                         13

        Item 6.  Exhibits and Reports of Form 8-K                          13

        Signatures                                                         13

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

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                         Three Months Ended               Nine Months Ended
                                                             August 31,                       August 31,
                                                   -----------------------------    -----------------------------
                                                        2001             2000            2001            2000
                                                   -----------------------------    -----------------------------
REVENUES:
     Insty-Prints royalty and franchise fees       $  1,073,000     $  1,121,000    $  3,153,000     $  3,350,000
     Printing supplies and services                     459,000          620,000       1,495,000        1,979,000
     Company-owned print locations                      204,000          408,000         821,000        1,291,000
     Change of Mind Learning royalty fees and
       other income                                      38,000           37,000          68,000           92,000
     Other income                                       158,000          195,000         314,000          364,000
                                                   ------------     ------------    ------------     ------------
     Total Revenues                                   1,932,000        2,381,000       5,851,000        7,076,000
                                                   ------------     ------------    ------------     ------------

COSTS AND EXPENSES:
     Insty-Prints franchise and printing
         operations:
       Cost of sales--supplies and services             356,000          488,000       1,119,000        1,497,000
       Cost of sales--print locations                    57,000          128,000         230,000          387,000
       Selling, general and administrative            1,024,000        1,304,000       3,271,000        3,883,000
       Provision for bad debts                          235,000               --         235,000               --
       Amortization of goodwill                          48,000           52,000         144,000          177,000
                                                   ------------     ------------    ------------     ------------
        Total Costs and Expenses                      1,720,000        1,972,000       4,999,000        5,944,000
                                                   ------------     ------------    ------------     ------------

     Change of Mind Learning franchise
         operations:
       Selling, general and administrative              249,000          223,000       1,036,000          483,000
       Amortization of goodwill                               0           11,000          23,000           30,000
       Impairment of goodwill                           602,000               --         602,000               --
       Total Costs and Expenses                         851,000          234,000       1,661,000          513,000
                                                   ------------     ------------    ------------     ------------

OPERATING INCOME (LOSS)                                (639,000)         175,000        (809,000)         619,000

OTHER INCOME (EXPENSE)
     Interest and dividends on investments               78,000           72,000         163,000          360,000
     Interest expense on margin loans                   (17,000)              --         (74,000)              --
     Net gain on disposal of securities & other
       assets                                         9,510,000            4,000      16,750,000          474,000
                                                   ------------     ------------    ------------     ------------
                                                      9,571,000           76,000      16,839,000          834,000

INCOME BEFORE INCOME TAX                              8,932,000          251,000      16,030,000        1,453,000
INCOME TAX EXPENSE                                    3,573,000          100,000       6,412,000          581,000
                                                   ------------     ------------    ------------     ------------

NET INCOME                                         $  5,359,000     $    151,000    $  9,618,000     $    872,000
                                                   ============     ============    ============     ============

BASIC AND DILUTED EARNINGS PER
COMMON SHARE                                       $       1.10     $       0.03    $       1.98     $       0.18
                                                   ============     ============    ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON SHARE EQUIVALENTS OUTSTANDING
     - BASIC                                          4,859,000        4,859,000       4,859,000        4,843,000
                                                   ============     ============    ============     ============
     - DILUTED                                        4,859,000        4,859,000       4,859,000        4,843,000
                                                   ============     ============    ============     ============

OTHER COMPREHENSIVE INCOME, NET OF TAX (NOTE 1):
     Net Income                                        $  5,359,000     $    151,000    $  9,618,000     $    872,000
     Change in unrealized gain (loss) on
         marketable securities available for
         sale, net of income tax effects                   (786,000)       1,819,000        (786,000)       1,811,000
     Reclassification adjustment from prior
         period upon sale in current period at a
         gain                                            (8,704,000)              --         374,000          369,000
                                                       ------------     ------------    ------------     ------------
     Total Comprehensive Income                        $ (4,131,000)    $  1,970,000    $  9,206,000     $  3,052,000
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

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                     August 31,
                                                                          -----------------------------
                                                                               2001            2000
                                                                          -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $  9,618,000     $    872,000
     Adjustments to reconcile net income to net cash provided by (used
         in) operating activities-
         Depreciation and amortization                                         328,000          399,000
         Impairment of goodwill                                                602,000               --
         Provision for bad debts                                               235,000               --
         Purchase of short-term investments                                 (8,355,000)              --
         Sale of short-term investments                                      1,756,000        1,138,000
         Realized gain on sale of marketable securities                    (16,738,000)              --
         Net change in other operating items:
              Trade accounts receivable                                        315,000           92,000
              Inventories                                                       55,000           72,000
              Prepaid expenses and other                                        28,000          (51,000)
              Accounts payable, deferred revenues and other accrued
                 liabilities                                                 3,965,000          (92,000)
                                                                          ------------     ------------

              Net cash provided by (used in) operating activities           (8,191,000)       2,430,000
                                                                          ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net                                  (101,000)        (125,000)
     Purchase of marketable equity securities                              (20,719,000)      (6,939,000)
     Sale of marketable equity securities                                   41,228,000               --
     Change in notes receivable, net                                           (52,000)         178,000
     Purchase of Dreamcatcher                                                       --         (560,000)
                                                                          ------------     ------------

              Net cash provided by (used in) investing activities           20,356,000       (7,446,000)
                                                                          ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in margin loans                                    (4,438,000)       4,181,000

              Increase (decrease) in cash and cash equivalents               7,727,000         (835,000)

CASH AND CASH EQUIVALENTS, beginning of the period                             643,000        2,022,000
                                                                          ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                                  $  8,370,000     $  1,187,000
                                                                          ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:

     Income taxes paid                                                    $  1,686,000     $    545,000
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

     The Company closed its Dallas Insty-Prints business that was established in April of 1999 through the acquisition of Regency. A charge for the estimated expenses of $840,000 to close the store was recorded effective November 30, 2000. The $840,000 charge includes restructuring costs of $463,000 and the write-off of $209,000 unamortized goodwill and $168,000 of book value of fixed assets. The restructuring costs relate to the settlement of lease obligations, severance costs and other closing costs, as detailed in the following table:

                                  AS OF                              AS OF
                            NOVEMBER 30, 2001   CASH PAYMENTS    AUGUST 31, 2001

     Restructuring Costs
          Equipment leases     $ 293,000         $ (76,000)        $ 217,000
          Building leases         86,000           (43,000)           43,000
          Severance & other
           costs                  84,000          (113,000)          (29,000)
                               ---------         ---------

     TOTAL                     $ 463,000         $(232,000)        $ 231,000
                               =========         =========         =========

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinate useful lives no longer be amortized but instead be tested for impairment at least annually. Intangible assets with definate useful lives will continue to be amortized over their respective estimated useful lives. Statement No. 142 is effective for the Company beginning in fiscal year 2003. The Company does not expect the implementation of these statements to have a material impact on its consolidated financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the impact or adoption to be significant.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Earlier application is encouraged. The Company does not expect the impact or adoption to be significant.

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

3.   SIGNIFICANT INVESTMENT TRANSACTIONS

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

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data as a percentage of sales for the periods indicated:

                                                                    Quarter Ended        Nine Month Ended
                                                                      August 31,            August 31,
                                                                -------------------------------------------
                                                                  2001        2000       2001        2000
                                                                -------------------------------------------
     Revenues:
         Insty-Prints royalty and franchise fees                  55.5%       47.1%      53.9%       47.3%
         Printing supplies and services                           23.8        26.0       25.6        28.0
         Company-owned print locations                            10.6        17.1       14.0        18.2
         Change of Mind Learning royalty fees & other income       2.0         1.6        1.2         1.3
         Other income                                              8.1         8.2        5.3         5.2
                                                                 -----       -----      -----       -----
              Total revenues                                     100.0       100.0      100.0       100.0
                                                                 -----       -----      -----       -----
     Costs and expenses:
         Insty-Prints franchise and printing operations:
           Cost of sales--supplies and services                   18.4        20.5       19.1        21.2
           Cost of sales--print locations                          3.0         5.4        3.9         5.5
           Selling, general and administrative                    53.0        54.8       55.9        54.9
           Provision for Bad Debt                                 12.2          --        4.0          --
           Amortization of goodwill                                2.4         2.2        2.5         2.5
                                                                 -----       -----      -----       -----
                                                                  89.0        82.9       85.4        84.1
                                                                 -----       -----      -----       -----
         Change of Mind Learning franchise operations:
           Selling, general and administrative                    12.9         9.4       17.7         6.8
           Amortization of goodwill                                 --         0.4        0.4         0.4
           Impairment  of goodwill                                31.2         0.0       10.3         0.0
                                                                 -----       -----      -----       -----
           Total Costs and Expenses                               44.1         9.8       28.4         7.2
                                                                 -----       -----      -----       -----

     Operating income (loss)                                     (33.1)        7.3      (13.8)        8.7
                                                                 -----       -----      -----       -----
     Other income (expense):
         Interest and dividends on investments                     4.0         3.0        2.8         5.1
         Interest expense on margin loans                         (0.8)        0.0       (1.3)        0.0
         Net gain on disposal of securities and other assets     492.2         0.2      286.3         6.7
                                                                 -----       -----      -----       -----
                                                                 495.4         3.2      287.8        11.8
                                                                 -----       -----      -----       -----
     Income before income tax                                    462.3        10.5      274.0        20.5
                                                                 -----       -----      -----       -----

     Income tax expense                                          184.9         4.2      109.6         8.2
                                                                 -----       -----      -----       -----

     Net income                                                  277.4%        6.3%     164.4%       12.3%
                                                                 =====       =====      =====       =====

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

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended August 31, 2001, the Company used funds of $8,191,000 from operating activities; a decrease of $10,621,000 from $2,430,000 of funds provided from operating activities for the nine months ended August 31, 2000. In the 2001 period, the Company's use of funds compared to the prior period a year ago primarily related to purchases of short-term investments of $8,355,000 and a $16,738,000 realized gain on marketable securities, which was offset by net income of $9,618,000.

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

Item 4.     Submission of Matters to Vote of Security Holders

            Not applicable.

Item 5.     Other Information

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K                                Page
                                                                            ----
            (a)   Exhibits.
                  *11   Statement Re: Computation of per share earnings      14

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

Dated: December 31, 2001       IPI, Inc.


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