Form 10KSB/A
period 2000-11-30
IPI INC
filed 2002-01-14
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                         AMENDMENT NO. 2 TO FORM 10-KSB

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

         Transitional Small Business Disclosure Format: Yes ___  No _X_

         THE REGISTRANT'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED NOVEMBER 30, 2000 IS HEREBY AMENDED TO READ AS FOLLOWS:

                                    IPI, INC.
                            FORM 10-KSB ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

                                Table of Contents



PART I                                                                      PAGE
                                                                            ----
  Item 1.    Description of Business.                                         4
  Item 2.    Description of Properties.                                       8
  Item 3.    Legal Proceedings.                                               8
  Item 4.    Submission of Matters to a Vote of Security Holders.             8

PART II

  Item 5.    Market For Common Equity and Related Stockholder Matters.        9
  Item 6.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.                                    9
  Item 7.    Financial Statements.                                           15
  Item 8.    Changes In and Disagreements With Accountants on Accounting
                and Financial Disclosure                                     31

PART III

  Item 9.    Directors, Executive Officers, Promoters and Control Persons,
                Compliance With Section 16(a) of the Exchange Act.           31
  Item 10.   Executive Compensation.                                         31
  Item 11.   Security Ownership of Certain Beneficial Owners and
                Management.                                                  32
  Item 12.   Certain Relationships and Related Transactions.                 32
  Item 13.   Exhibits and Reports on Form 8-K.                               32

SIGNATURES                                                                   34

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

                               Fiscal 2000                Fiscal 1999
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

RESULTS OF OPERATIONS
     The following table sets forth certain consolidated statement of operations data as a percentage of sales for the periods indicated:

                                                                      Fiscal Year Ended November 30,
                                                                     ---------------------------------
                                                                      2000          1999         1998
                                                                     ------        ------       ------
       REVENUES
         Insty-Prints royalties and franchise fees                     48.0%         45.0%        41.8%
         Printing equipment, supplies and services                     27.9          31.8         36.6
         Company-owned print locations                                 18.1          17.7         15.5
         Change of Mind Learning royalties and other income             1.2           0.0          0.0
         Note interest and other income                                 4.8           5.5          6.1
                                                                     ------        ------       ------
            Total Revenues                                            100.0         100.0        100.0
                                                                     ------        ------       ------

       COSTS AND EXPENSES
         Insty-Prints franchise operations:
            Cost of sales                                              20.8          23.9         28.8
            Selling, general and administrative expenses               34.9          32.4         30.4

            Amortization of goodwill and other intangibles              2.3           2.3          2.1
                                                                     ------        ------       ------
                                                                       58.0          58.6         61.3
         Company-owned print locations:
            Cost of sales                                               5.4           5.5          5.1
            Selling, general and administrative expenses               19.9          14.8          9.6
            Charge for store closing                                    9.0           0.0          0.0
            Amortization of goodwill and other intangibles              0.2           0.1          0.0
                                                                     ------        ------       ------
                                                                       34.5          20.4         14.7
         Change of Mind Learning franchise operations:
            Cost of sales                                               0.3           0.0          0.0
            Selling, general and administrative expenses                8.9           0.0          0.0
            Amortization of goodwill and other intangibles              0.5           0.0          0.0
                                                                     ------        ------       ------
                                                                        9.7           0.0          0.0

       OPERATING INCOME (LOSS)                                         (2.2)         21.0         24.0
         Other income (expense):
            Interest and dividends on investments                       4.6           7.6          5.6
            Interest expense on margin loans                           (1.3)          0.0          0.0
            Net gain on disposal of securities and other assets         5.2           0.3          0.0
                                                                     ------        ------       ------
                                                                        8.5           7.9          5.6
                                                                     ------        ------       ------

       INCOME BEFORE INCOME TAX                                         6.3          28.9         29.6

       INCOME TAX EXPENSE                                               2.5          11.6         11.0
                                                                     ------        ------       ------

       NET INCOME                                                       3.8%         17.3%        18.6%
                                                                     ======        ======       ======

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

     The four largest sale items in printing equipment, supplies and services over the past three years as a percent of total sales were as follows:

                                          2000        1999         1998
                                          ----        ----         ----
             Direct Mail                  34.1%       33.4%        30.6%
             Copier Supplies              28.5        29.3         27.6
             Packaging                    16.4        12.4         10.9
             Pressroom Supplies            8.8         8.1          6.8
             Other                        12.2        16.8         24.1
                                         -----       -----        -----
                                         100.0%      100.0%       100.0%
                                         =====       =====        -----

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

It is expected the restructuring costs will be fully realized by November 30, 2001. Additionally, based on operating losses of the Dallas location in fiscal 2000, it is anticipated that beginning in March 2001 future monthly operating income should improve by approximately $40,000.

The plan above for severance includes the termination of all ten employees of this printing center the severance amounts in the plan were $15,000. The center was closed in early February 2001 and all ten employees were terminated and actual severance costs were $10,000.

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

ITEM 7. FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            PAGE
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

                           IPI, INC. AND SUBSIDIARIES

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING
   - BASIC                                                      4,847,000        4,734,000        4,734,000
                                                             ============     ============     ============
   - DILUTED                                                    4,847,000        4,734,000        4,745,000
                                                             ============     ============     ============
OTHER COMPREHENSIVE INCOME, NET OF TAX
   (NOTE 1)
   Net income                                                $    350,000     $  1,782,000     $  2,032,000
   Unrealized loss on marketable securities available for
     sale, net of income tax effects                             (374,000)         (80,000)        (242,000)
   Reclassification adjustment for prior period loss upon
     sale in current year at a gain                               369,000               --               --
                                                             ------------     ------------     ------------
   Total comprehensive income                                $    345,000     $  1,702,000     $  1,790,000
                                                             ============     ============     ============


              The accompanying notes are an integral part of these
                            consolidated statements.

                           IPI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                          Common Stock            Additional       Retained        Unrealized
                                   --------------------------      Paid-In         Earnings         Loss on
                                      Shares        Amount         Capital         (Deficit)       Securities          Total
                                      ------        ------       ------------    ------------     ------------     ------------
BALANCE, November 30, 1997          4,734,000    $     47,000    $ 15,584,000    $ (1,132,000)    $    (47,000)    $ 14,452,000
                                 ------------    ------------    ------------    ------------     ------------     ------------
Net income                                 --              --              --       2,032,000               --        2,032,000
Unrealized loss on marketable
  securities available for
  sale, net of income tax
  effects                                  --              --              --              --         (242,000)        (242,000)
                                 ------------    ------------    ------------    ------------     ------------     ------------

BALANCE, November 30, 1998          4,734,000          47,000      15,584,000         900,000         (289,000)      16,242,000
                                 ------------    ------------    ------------    ------------     ------------     ------------
Net income                                 --              --              --       1,782,000               --        1,782,000
Unrealized loss on marketable
  securities available for
  sale, net of income tax
  effects                                  --              --              --              --          (80,000)         (80,000)
                                 ------------    ------------    ------------    ------------     ------------     ------------

BALANCE, November 30, 1999          4,734,000          47,000      15,584,000       2,682,000         (369,000)      17,944,000
                                 ------------    ------------    ------------    ------------     ------------     ------------
Net income                                 --              --              --         350,000               --          350,000
Unrealized loss on marketable
  securities available for
  sale,                                    --              --              --              --         (374,000)        (374,000)
Reclassification adjustment
  for prior period loss upon
  sale in current year at a
  gain                                     --              --              --              --          369,000          369,000
Stock issued in acquisition           125,000           2,000         185,000              --               --          187,000
                                 ------------    ------------    ------------    ------------     ------------     ------------

BALANCE, November 30, 2000          4,859,000    $     49,000    $ 15,769,000    $  3,032,000     $   (374,000)    $ 18,476,000
                                 ============    ============    ============    ============     ============     ============


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


REVENUE RECOGNITION

Franchise fee revenue related to the sale of new franchises is recognized when earned, which occurs in two parts: training fees are recognized at the completion of new owners training and the second part of revenue recognition occurs after the opening of new locations. As the Company expects no new location openings in future periods, franchise fee revenue from this activity should be insignificant in the future. Insty-Prints franchisees are required to pay monthly royalty fees of 2% to 4.5% of gross revenues over the term of the franchise agreement of up to 20 years. Change of Mind Learning franchisees are required to pay royalties weekly, which range from 5-8 % of gross revenues over the term of franchise agreements of up to 10 years. Royalty fees are recognized as revenue on the accrual method while revenue from printing equipment, supply sales, educational materials and print sales is recognized upon shipment.

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
                                   =========    ==========    ==========

The differences between income taxes computed using the federal statutory rate and the effective tax rate were as follows:

                                                          For the Years Ended
                                                              November 30
                                                         ---------------------
                                                         2000    1999     1998
                                                         ----    ----     ----
         Federal statutory rate                           34%     34%      34%
         State income taxes, net of federal tax benefit    2       4        1
         Nondeductible amortization                        4       2        2
                                                         ----    ----     ----
                                                          40%     40%      37%
                                                         ====    ====     ====

The tax effect of significant temporary differences representing deferred tax assets, as of November 30, are as follows:

                                                           2000         1999
                                                        ----------    --------
            Allowance for losses                          $274,000    $313,000
            Accrued financing liabilities                   57,000      59,000
            Accrued compensation                            27,000      27,000
            Accrued franchise incentives                    64,000      66,000
            Accrued expenses-store closing                 328,000          --
            Other                                          423,000     465,000
                                                        ----------    --------
                                                        $1,173,000    $930,000
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

The following is a summary of activity of the plans for the years ended November 30, 2000, 1999 and 1998:

                                                       Number
                                                         of         Price
                                                       Options    Per Share
                                                      --------    ---------

         Outstanding, November 30, 1997                300,000       $4.00
                                                      --------    --------
              Granted                                   22,000        4.45
              Cancelled                                (55,000)       4.00
                                                      --------    --------
         Outstanding, November 30, 1998                267,000        4.04
                                                      --------    --------
              Granted                                   69,000        4.00
              Cancelled                                 (8,000)       4.25
                                                      --------    --------
         Outstanding, November 30, 1999                328,000        4.02
                                                      --------    --------
              Granted                                   87,000        4.00
              Cancelled                                (28,000)       4.07
                                                      --------    --------
         Outstanding, November 30, 2000                387,000       $4.01
                                                      ========    ========

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.            Description
----------- --------------------------------------------------------------------

  2.1       Asset Purchase Agreement by and among IPI, Inc., Insty-Prints, Inc.,
             Copy Boy Corporation and Stan P. Hilkemeyer dated effective June 1, 1995 (5)
  3.1       Articles of Incorporation as amended and restated to date (1)
  3.2       By-laws (1)
  4         Specimen of Common Stock (2)
+10.1       Form of Insty-Prints, Inc. Franchise Agreement (6)
+10.2       1994 Long-Term Incentive Plan, as amended (1) (7) (8)
+10.3       1994 Non-Employee Directors' Stock Option Plan (1)
+10.3a      Amendment to Non-Employees Directors' Stock Option Plan dated
             October 13, 1995 (4)
 10.4       Mnagement Services Agreement between Jacobs Management Corporation and Insty-Prints dated effective December 1, 1993 (1)
 10.5       Management Services Agreement between Jacobs Management Corporation and IPI, Inc. dated effective December 1, 1993 (1)
 10.6       Amended and Restated Ultimate Net Loss Agreement between FBS
             Business Finance Corporation and Insty-Prints dated October 3, 1995
             (3)
 10.8       Lease for Corporate Headquarters of IPI, Inc. (3)
 10.9       Lease for Corporate Headquarters of IPI, Inc. (9)
 10.10      Form of Change of Mind Learning System, Inc. Franchise Agreement (9)
 10.11      Asset Purchase Agreement between IPI, Inc. and Dreamcatcher
             Franchise Corporation dated January 5, 2000 (9)
 10.12      Asset Purchase Agreement between IPI, Inc. and Dreamcatcher Learning
             Centers, Inc. dated January 5, 2000 (9)
 11         Statement Re: Computation of per share earnings (9)
 21         List of Subsidiaries of IPI, Inc. (9)
*23         Consent of Independent Public Accountants

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

                                   SIGNATURES


         In accordance with Sections 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on January 14, 2002.

         IPI, Inc.


         By:  /S/ Robert J. Sutter
             -------------------------------
                  Robert J. Sutter
              CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD

         In accordance with the Exchange Act, this report has been signed below on January 14, 2002 by the following persons on behalf of the registrant and in the capacities indicated.


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