Form 10QSB/A
period 2001-08-31
IPI INC
filed 2002-01-14
CIK 921753

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                         AMENDMENT NO. 2 TO FORM 10-QSB


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

                                    IPI, INC.
                                Table of Contents


                                                                          Page
                                                                          ----

PART I. FINANCIAL INFORMATION

       Item 1.    Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of August
                  31, 2001 and November 30, 2000.                          3

                  Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months
                  Ended August 31, 2001 and August 31, 2000.               4

                  Condensed Consolidated Statements of Cash Flows for
                  the Nine Months Ended August 31, 2001 and August 31,
                  2000.                                                    6

                  Notes to Condensed Consolidated Financial Statements.    7-9


       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                     10-14



PART II. OTHER INFORMATION

       Item 1.    Legal Proceedings                                        14

       Item 2.    Changes in Securities                                    14

       Item 3.    Defaults Upon Senior Securities                          14

       Item 4.    Submission of Matters to Vote of Security Holders        14

       Item 5.    Other Information                                        14

       Item 6.    Exhibits and Reports of Form 8-K                         14

       Signatures                                                          15

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

                           IPI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                                  August 31,                       August 31,
                                                        -----------------------------    -----------------------------
                                                             2001             2000            2001             2000
                                                        -----------------------------    -----------------------------
REVENUES:
     Insty-Prints royalty and franchise fees            $  1,073,000     $  1,121,000    $  3,153,000     $  3,350,000
     Printing supplies and services                          459,000          620,000       1,495,000        1,979,000
     Company-owned print locations                           204,000          408,000         821,000        1,291,000
     Change of Mind Learning royalty fees and
      other income                                            38,000           37,000          68,000           92,000
     Other income                                            158,000          195,000         314,000          364,000
                                                        ------------     ------------    ------------     ------------
     Total Revenues                                        1,932,000        2,381,000       5,851,000        7,076,000
                                                        ------------     ------------    ------------     ------------

COSTS AND EXPENSES:
     Insty-Prints franchise and printing operations:
       Cost of sales--supplies and services                  356,000          488,000       1,119,000        1,497,000
       Cost of sales--print locations                         57,000          128,000         230,000          387,000
       Selling, general and administrative                 1,024,000        1,304,000       3,271,000        3,883,000
       Provision for bad debts                               235,000               --         235,000               --
       Amortization of goodwill                               48,000           52,000         144,000          177,000
                                                        ------------     ------------    ------------     ------------
        Total Costs and Expenses                           1,720,000        1,972,000       4,999,000        5,944,000
                                                        ------------     ------------    ------------     ------------

     Change of Mind Learning franchise operations:
       Selling, general and administrative                   249,000          223,000       1,036,000          483,000
       Amortization of goodwill                                    0           11,000          23,000           30,000
       Impairment of goodwill                                602,000               --         602,000               --
        Total Costs and Expenses                             851,000          234,000       1,661,000          513,000
                                                        ------------     ------------    ------------     ------------

OPERATING INCOME (LOSS)                                     (639,000)         175,000        (809,000)         619,000

OTHER INCOME (EXPENSE)
     Interest and dividends on investments                    78,000           72,000         163,000          360,000
     Interest expense on margin loans                        (17,000)              --         (74,000)              --
     Net gain on disposal of securities & other
         assets                                            9,510,000            4,000      16,750,000          474,000
                                                        ------------     ------------    ------------     ------------
                                                           9,571,000           76,000      16,839,000          834,000

INCOME BEFORE INCOME TAX                                   8,932,000          251,000      16,030,000        1,453,000
INCOME TAX EXPENSE                                         3,573,000          100,000       6,412,000          581,000
                                                        ------------     ------------    ------------     ------------

NET INCOME                                              $  5,359,000     $    151,000    $  9,618,000     $    872,000
                                                        ============     ============    ============     ============

BASIC AND DILUTED EARNINGS PER
COMMON SHARE                                            $       1.10     $       0.03    $       1.98     $       0.18
                                                        ============     ============    ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON SHARE EQUIVALENTS OUTSTANDING
     - BASIC                                               4,859,000        4,859,000       4,859,000        4,843,000
                                                        ============     ============    ============     ============
     - DILUTED                                             4,859,000        4,859,000       4,859,000        4,843,000
                                                        ============     ============    ============     ============

OTHER COMPREHENSIVE INCOME, NET OF TAX (NOTE 1):
     Net Income                                        $  5,359,000     $    151,000    $  9,618,000     $    872,000
     Change in unrealized gain (loss) on marketable
         securities available for sale, net of             (786,000)       1,819,000        (786,000)       1,811,000
         income tax effects
     Reclassification adjustment from prior period
         upon sale in current period at a gain           (8,704,000)              --         374,000          369,000
                                                       ------------     ------------    ------------     ------------
     Total Comprehensive Income                        $ (4,131,000)    $  1,970,000    $  9,206,000     $  3,052,000
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

                                   AS OF                              AS OF
                            NOVEMBER 30, 2001   CASH PAYMENTS    AUGUST 31, 2001

    Restructuring Costs
         Equipment leases        $ 293,000        $ (76,000)        $ 217,000
         Building leases            86,000          (43,000)           43,000
         Severance & other
    costs                           84,000         (113,000)          (29,000)
                                 ---------        ---------         ---------

    TOTAL                        $ 463,000        $(232,000)        $ 231,000
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

    SUBSEQUENT EVENT

    As of the date of this Amendment No. 2 to the Company's Form 10-QSB, Clarent Corporation stock has still not yet begun active trading on the Nasdaq stock market. While the Company has no information which would provide guidance as to the amount of any possible impairment in value on its investment in Clarent Corporation common stock, it intends to carefully review the possibility of such impairment prior to release of its annual report on Form 10-KSB for the year ended November 30, 2001 based on all facts and circumstances available through the filing date. Because of the size of the Company's investment in Clarent, which approximates $12.5 million, it is possible that an impairment adjustment will be required in an amount that could be material to the Company's financial statements for the period ended November 30, 2001.

    As more fully disclosed in the preliminary proxy statement filed with the SEC, certain majority shareholders have guaranteed to all other IPI shareholders a value in liquidation for the Clarent investment of a prorata share of no less than $6 per share of Clarent Stock, an amount equal to the Company's initial per share investment in Clarent.

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

RESULTS OF OPERATIONS

    The following table sets forth certain statements of operations data as a percentage of sales for the periods indicated:

                                                                   Quarter Ended        Nine Month Ended
                                                                     August 31,            August 31,
                                                                -----------------------------------------
                                                                 2001        2000       2001        2000
                                                                -----------------------------------------
     Revenues:
         Insty-Prints royalty and franchise fees                  55.5%       47.1%      53.9%       47.3%
         Printing supplies and services                           23.8        26.0       25.6        28.0
         Company-owned print locations                            10.6        17.1       14.0        18.2
         Change of Mind Learning royalty fees & other income       2.0         1.6        1.2         1.3
         Other income                                              8.1         8.2        5.3         5.2
                                                                ------      ------     ------      ------
              Total revenues                                     100.0       100.0      100.0       100.0
                                                                ------      ------     ------      ------
     Costs and expenses:
         Insty-Prints franchise and printing operations:
           Cost of sales--supplies and services                   18.4        20.5       19.1        21.2
           Cost of sales--print locations                          3.0         5.4        3.9         5.5
           Selling, general and administrative                    53.0        54.8       55.9        54.9
           Provision for Bad Debt                                 12.2          --        4.0          --
           Amortization of goodwill                                2.4         2.2        2.5         2.5
                                                                ------      ------     ------      ------
                                                                  89.0        82.9       85.4        84.1
                                                                ------      ------     ------      ------
         Change of Mind Learning franchise operations:
           Selling, general and administrative                    12.9         9.4       17.7         6.8
           Amortization of goodwill                                 --         0.4        0.4         0.4
           Impairment  of goodwill                                31.2         0.0       10.3         0.0
                                                                ------      ------     ------      ------
           Total Costs and Expenses                               44.1         9.8       28.4         7.2
                                                                ------      ------     ------      ------

     Operating income (loss)                                     (33.1)        7.3      (13.8)        8.7
                                                                ------      ------     ------      ------
     Other income (expense):
         Interest and dividends on investments                     4.0         3.0        2.8         5.1
         Interest expense on margin loans                         (0.8)        0.0       (1.3)        0.0
         Net gain on disposal of securities and other assets     492.2         0.2      286.3         6.7
                                                                ------      ------     ------      ------
                                                                 495.4         3.2      287.8        11.8
                                                                ------      ------     ------      ------
     Income before income tax                                    462.3        10.5      274.0        20.5
                                                                ------      ------     ------      ------

     Income tax expense                                          184.9         4.2      109.6         8.2
                                                                ------      ------     ------      ------

     Net income                                                  277.4%        6.3%     164.4%       12.3%
                                                                ======      ======     ======      ======

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

Item 4.  Submission of Matters to Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K                                  Page
                                                                           ----
         (a)  Exhibits.

              *11  Statement Re: Computation of per share earnings          16

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

              -------------------------
              *Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 14, 2002        IPI, Inc.


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